Form 10-Q
period 2013-06-30
Textura Corp
filed 2013-08-08
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-35956

Textura Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1212370 (I.R.S. Employer Identification Number)
1405 Lake Cook Road
Deerfield, IL 60015
(Address of principal executive offices)
(847) 457-6500
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2013, 22,798,588 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.

ITEM 1. Financial Statements
Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30, 2013	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$68,627	$4,174
Accounts receivable, net of allowance for doubtful accounts of $137 and $59 at June 30, 2013 and September 30, 2012, respectively	2,713	1,621
Prepaid expenses and other current assets	1,348	701
Total current assets	72,688	6,496
Property and equipment, net	18,701	17,775
Restricted cash	1,230	1,000
Goodwill	23,937	17,949
Intangible assets, net	10,221	7,722
Other assets	258	157
Total assets	$127,035	$51,099

Liabilities, Redeemable Securities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,114	$1,055
Accrued expenses	7,059	6,852
Deferred revenue, short-term	17,061	12,793
Notes and leases payable, short-term	612	87
Loan payable to related party, short-term	500	500
Total current liabilities	27,346	21,287
Deferred revenue, long-term	1,704	1,373
Convertible debentures	—	15,888
Notes and leases payable, long-term	695	—
Loan payable to related party, long-term	9,969	10,219
Other long-term liabilities	405	599
Total liabilities	40,119	49,366
Contingencies (Note 7)
Redeemable Series A-1 preferred stock, $.001 par value; no shares authorized, issued or outstanding at June 30 2013; 1,441 shares authorized and 1,015 shares issued and outstanding at September 30, 2012	—	43,135
Redeemable non‑controlling interest	366	—
Stockholders’ equity (deficit)
Series A-2 preferred stock, $.001 par value; no shares authorized, issued or outstanding at June 30 2013; 1,058 shares authorized and 805 shares issued and outstanding at September 30, 2012	—	1
Preferred stock, $.001 par value; 10,000 authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000 shares authorized; 23,260 and 8,992 shares issued and 22,799 and 8,570 shares outstanding at June 30, 2013 and September 30, 2012	23	9
Additional paid in capital	262,294	95,389
Treasury stock, at cost; 462 and 422 shares at June 30, 2013 and September 30, 2012	(5,831)	(5,231)
Accumulated other comprehensive loss	(26)	—
Accumulated deficit	(169,910)	(141,252)
Total Textura Corporation stockholders’ equity (deficit)	86,550	(51,084)
Non-controlling interest	—	9,682
Total stockholders’ equity (deficit)	86,550	(41,402)
Total liabilities, redeemable securities and stockholders’ equity (deficit)	$127,035	$51,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues	$9,362	$5,689	$24,681	$15,362
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	4,754	1,573	8,222	4,361
General and administrative	8,808	2,789	17,074	8,180
Sales and marketing	5,433	1,653	9,535	4,162
Technology and development	7,358	2,888	13,703	8,433
Depreciation and amortization	1,294	1,055	3,167	3,018
Total operating expenses	27,647	9,958	51,701	28,154
Loss from operations	(18,285)	(4,269)	(27,020)	(12,792)
Other expense, net
Interest income	7	1	10	4
Interest expense	(2,025)	(562)	(4,505)	(1,639)
Change in fair value of conversion option liability	82	48	440	133
Total other expense, net	(1,936)	(513)	(4,055)	(1,502)
Loss before income taxes	(20,221)	(4,782)	(31,075)	(14,294)
Income tax provision	142	—	226	—
Net loss	(20,363)	(4,782)	(31,301)	(14,294)
Less: Net loss attributable to non-controlling interests	(886)	(858)	(2,643)	(1,966)
Net loss attributable to Textura Corporation	(19,477)	(3,924)	(28,658)	(12,328)
Accretion of redeemable Series A-1 preferred stock	2,310	151	3,549	656
Accretion of redeemable non‑controlling interest	75	—	222	—
Dividends on Series A-2 preferred stock	95	120	335	360
Beneficial conversion of Series A-2 preferred stock	7,161	—	7,161	—
Net loss available to Textura Corporation common stockholders	$(29,118)	$(4,195)	$(39,925)	$(13,344)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(2.31)	$(0.49)	$(3.87)	$(1.56)
Weighted average number of common shares outstanding, basic and diluted	12,624	8,544	10,315	8,544
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders' Equity
(unaudited)
(in thousands)

	Redeemable Series A-1 Preferred Stock		Redeemable Common Stock		Redeemable Non-Controlling Interest	Series A-2 Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balances at September 30, 2012	1,015	$43,135	—	$—	$—	805	$1	8,570	$9	$95,389	$(5,231)	$—	$(141,252)	$(51,084)	$9,682	$(41,402)
Share‑based compensation	—	—	—	—	—	—	—	—	—	11,228	—	—	—	11,228	—	11,228
Investment in Textura Australasia, Pty Ltd	—	—	—	—	407	—	—	—	—	—	—	—	—	—	—	—
Acquisition of PlanSwift	—	—	539	7,898	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of Series A-2 preferred stock warrants	—	—	—	—	—	59	—	—	—	412	—	—	—	412	—	412
Redeemable Series A‑1 preferred stock accretion	—	3,549	—	—	—	—	—	—	—	(3,549)	—	—	—	(3,549)	—	(3,549)
Issuance of common stock in connection with IPO, net of offering costs of $8,541	—	—	—	—	—	—	—	5,750	6	77,703	—	—	—	77,709	—	77,709
Conversion of convertible debentures into common stock	—	—	—	—	—	—	—	1,269	1	19,034	—	—	—	19,035	—	19,035
Conversion of convertible A-1 and A-2 preferred stock into common stock upon IPO	(1,015)	(46,684)	—	—	—	(864)	(1)	5,748	6	46,684	—	—	—	46,689	—	46,689
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	—	—	—	—	—	—	—	963	1	7,282	—	—	—	7,283	(7,283)	—
Reclassification of redeemable common stock upon IPO	—	—	(539)	(7,898)	—	—	—	539	—	7,898	—	—	—	7,898	—	7,898
Fair value of warrants reclassified to equity upon IPO	—	—	—	—	—	—	—	—	—	435	—	—	—	435	—	435
Repurchase of common shares at cost	—	—	—	—	—	—	—	(40)	—	—	(600)	—	—	(600)	—	(600)
Net loss	—	—	—	—	(244)	—	—	—	—	—	—	—	(28,658)	(28,658)	(2,399)	(31,057)
Foreign currency translation	—	—	—	—	(19)	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Redeemable non‑controlling interest accretion	—	—	—	—	222	—	—	—	—	(222)	—	—	—	(222)	—	(222)
Balances at June 30, 2013	—	$—	—	$—	$366	—	$—	22,799	$23	$262,294	$(5,831)	$(26)	$(169,910)	$86,550	$—	$86,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(31,301)	$(14,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,151	3,015
Non-cash interest expense	3,661	1,123
Change in fair value of conversion option liability	(440)	(133)
Share‑based compensation	11,228	2,077
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,021)	(604)
Prepaid expenses and other assets	(397)	(191)
Deferred revenue, including long-term portion	4,114	4,418
Accounts payable	577	(3)
Accrued expenses and other	(806)	1,416
Net cash used in operating activities	(11,234)	(3,176)
Cash flows from investing activities
Increase in restricted cash	(230)	(100)
Purchases of property and equipment	(741)	(359)
Partner’s investment in joint venture	407	—
Acquisitions of businesses, net of cash acquired	(989)	(12,349)
Net cash used in investing activities	(1,553)	(12,808)
Cash flows from financing activities
Principal payments on loan payable	(251)	(250)
Payments on capital leases	(128)	—
Proceeds from debt issuances	6,476	—
Repayments of debt	(7,964)	—
Proceeds from debentures	—	13,004
Proceeds from issuance of warrants	454	1,660
Proceeds from exercise of warrants	411	—
Deferred financing costs	(157)	—
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	79,038	—
Repurchase of common shares	(600)	—
Net cash provided by financing activities	77,279	14,414
Effect of changes in foreign exchange rates on cash and cash equivalents	(39)	—
Net increase (decrease) in cash and cash equivalents	64,453	(1,570)
Cash and cash equivalents
Beginning of period	4,174	5,941
End of period	$68,627	$4,371
Supplemental cash flow data:
Cash paid for interest	$441	$472
Non-cash investing and financing activities:
Accretion of redeemable Series A-1 preferred stock	$3,549	$656
Accretion of redeemable non‑controlling interest	$222	$—
Assets acquired under capital lease	$903	$—
Deferred offering and financing costs	$1,328	$—
Conversion of convertible A-1 and A-2 preferred stock into common stock upon IPO	$46,684	$—
Issuance of common stock upon conversion of debentures	$16,784	$—
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	$7,282	$—
Reclassification of redeemable common stock upon IPO	$7,898	$—
Fair value of warrants reclassified to equity upon IPO	$435	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

1. Description of Business
Textura Corporation (the ‘‘Company’’) was originally formed as a Wisconsin limited liability company (Textura, LLC) in 2004 and converted to a Delaware corporation in 2007. The Company provides on-demand business collaboration software solutions to the commercial construction industry. The Company’s solutions increase efficiency, permit better risk management, provide better visibility and control of construction activities to clients and address several mission-critical business processes at various stages of the construction project life cycle.
The Company is subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of its solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. The Company has incurred significant losses and negative cash flows from operations and continues to devote the majority of its resources to the growth of the Company’s business. The Company has an accumulated deficit of $169,910 as of June 30, 2013.

To date, the Company’s activities have been financed primarily through the issuance of debentures, commercial debt, and the sale of equity securities. In June 2013, the Company completed an initial public offering (the ‘‘IPO’’), in connection with which it issued 5,750 shares of common stock for proceeds of $80,213, net of underwriting discounts and commissions of $6,037 (see Note 11 for further details).

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). In accordance with U.S. GAAP requirements for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of September 30, 2011 and 2012 and for each of the three years in the period ended September 30, 2012 included in the Company's final prospectus filed on June 7, 2013 (File No. 333-187745). In the Company’s opinion, the condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of results that may be realized for the full year.

In October 2012, the Company and Minter Ellison, a law firm in Australia, formed a joint venture, Textura Australasia, Pty. Ltd. (the “Joint Venture”), to offer the Company’s construction collaboration software solutions to the Australia and New Zealand markets. Both parties have contributed cash of $400, denominated in Australian dollars, for their respective 50% interests in the Joint Venture. The Company has consolidated the financial results of the Joint Venture because the Company has determined that the Joint Venture is a variable interest entity and that it is the primary beneficiary. The Company is the primary beneficiary of the Joint Venture due to its controlling financial interest through its authority with regard to hiring key employees and decision making of its central operations. Due to certain redemption provisions in the Joint Venture agreement, the Company has reflected Minter Ellison’s financial interest as redeemable non-controlling interest in the condensed consolidated balance sheet at its redemption value.
On March 28, 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock in the form of a stock dividend and approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of its common stock from 20,000 to 90,000. All numbers of shares and per share amounts in these condensed consolidated financial statements have been adjusted to reflect the two-for-one stock split on a retroactive basis. Stockholders’ equity reflects the stock split by reclassifying from ‘‘Additional paid-in capital’’ to ‘‘Common stock’’ an amount equal to the par value of the additional shares arising from the split. The stock split was effective on May 20, 2013.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

On June 12, 2013, the Company completed the IPO of 5,750 shares of common stock, including 750 shares sold pursuant to the underwriters' option to purchase additional shares, at an offering price of $15.00 per share. The Company received proceeds from the IPO of $80,213, net of underwriting discounts and commissions of $6,037, but before other offering costs of $2,504. All outstanding shares of the Company's Series A-1 and Series A-2 preferred stock, including accrued dividends, the Submittal Exchange Holdings LLC Class A preferred units and the outstanding convertible debentures, including both principal and accrued paid-in-kind interest, were automatically converted to shares of common stock in connection with the IPO (see Note 11 for further details).

Revenue Recognition

For the Company’s CPM, Submittal Exchange, and Greengrade solutions, the Company earns revenue from owners/developers, general contractors and architects in the form of project fees and monthly fees; and from subcontractors in the form of usage fees. For the Company’s GradeBeam and PQM solutions, the Company earns revenue in the form of subscription fees. The Company’s arrangements do not contain general rights of return and do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service contracts.

All of the Company’s on-demand solutions include training and support. The Company evaluates whether the individual deliverables in its arrangements qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. In determining whether deliverables have standalone value, the Company considers whether solutions are sold to new customers without training and support, the nature of the training and support provided and the availability of the training and support from other vendors. The Company concluded that training and support do not have standalone value because they are never sold separately, do not have value to the customer without the solution and are not available from other vendors. Accordingly, the training and support are combined with the solution and treated as a single unit of accounting.

The Company recognizes this revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred, and collection of payment from the project participant is reasonably assured. The Company recognizes project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognizes subscription fees over the subscription period. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. The Company performs periodic reviews of actual project and contract data and revises estimates as necessary. Estimated project life durations range from 5 to 28 months, and estimated contract life durations range from 5 to 14 months. Subscription periods typically range from 6 to 24 months.

For its PlanSwift solution, the Company earns revenue from the sale of software licenses and related maintenance and training. License revenue is recognized upon delivery of the license, maintenance revenue is recognized ratably over the period of the maintenance contract, which is generally one year, and training revenue is recognized when the services are delivered to the client. For multiple-element arrangements that include a perpetual license and either maintenance or both maintenance and training, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence of fair value (‘‘VSOE’’) of those elements with the residual of the arrangement fee allocated to and recognized as license revenue. For subscription based licenses, which include maintenance, the Company recognizes the subscription fees ratably over the subscription periods, which typically range from 1 to 6 months.

The Company has established VSOE based on its historical pricing and discounting practices for maintenance and training when sold separately. In establishing VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE of fair value for some or all elements.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Fair Value of Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurements are classified and disclosed in one of the following three categories:
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities;
Level 2—Valuations based on quoted prices in active markets for similar assets and liabilities, quoted market prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;
Level 3—Valuations based on inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, and accrued expenses approximate fair value because of their short maturities. The carrying values of the bank loan payable, convertible debentures and notes payable approximate their fair values based on a comparison of the interest rate and terms of such debt to the rates and terms of similar debt available for each period.
The Company determined that certain embedded features of the convertible debentures (see Note 4) were required to be bifurcated and accounted for as derivatives prior to the IPO. Derivative financial instruments, warrants and beneficial conversion features were recorded as a discount to the convertible debentures and were amortized to interest expense. In connection with the IPO and the automatic conversion of the convertible debentures to common stock, the Company wrote off the unamortized discounts and the derivative financial instruments (see Notes 4 and 11).
In January and February 2013, in connection with a private placement of $6,750 of unsecured notes, the Company issued detachable warrants to purchase an aggregate of 86 shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock were offered in an IPO (see Note 6). The Company recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the notes and as a long-term liability since the exercise price was not fixed. In connection with the IPO, which fixed the exercise price, the fair value of the warrants of $435 was reclassified from other long-term liabilities to additional paid-in capital on the condensed consolidated balance sheet.
Foreign Currency Transactions
The functional currency of the Company is the United States Dollar. Asset and liability balances denominated in a foreign currency are remeasured to U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period. Foreign currency translation differences have not been material to date and have been included in the statement of operations as incurred through the second quarter of the fiscal year ending September 30, 2013. Beginning in the quarter ended June 30, 2013, the Company recorded foreign currency translation differences in accumulated other comprehensive income (loss).
Comprehensive Income (Loss)
The Company's comprehensive income (loss) is comprised of net income (loss) plus other comprehensive income (loss), which is comprised of foreign currency translation adjustments. For the three and nine months ended June 30, 2013, comprehensive loss was $20,408 and $31,346, respectively, of which $905 and $2,662, respectively, is attributable to the non-controlling interest.
Net Loss Per Share
Basic net loss per share available to Textura Corporation common stockholders is calculated by dividing the net loss available to Textura Corporation common stockholders by the weighted average number of common shares outstanding, less any treasury shares, during the period.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Prior to the completion of the IPO, in calculating net loss available to common stockholders, cumulative undeclared preferred stock dividends on the Series A-2 preferred stock and accretion in the redemption value of the redeemable Series A-1 preferred stock and redeemable non-controlling interest were deducted from net loss attributable to Textura Corporation stockholders. Although the redeemable Series A-1 preferred stock, Series A-2 preferred stock, and non-controlling interest were participating securities, there was no allocation of the Company’s net losses to these participating securities under the two-class method because they were not contractually required to share in the Company’s losses. Subsequent to the IPO, which resulted in the automatic conversion of the outstanding preferred stock into common stock, the Company only deducts the redeemable non-controlling interest accretion from net loss attributable to Textura Corporation stockholders.
The following outstanding equity securities were excluded from the computation of diluted net loss per share available to Textura Corporation common stockholders as their inclusion would have been anti-dilutive:

	Three and Nine Months Ended June 30,
	2013	2012
	(in thousands)
Conversion of redeemable or convertible preferred stock	—	5,564
Conversion of Submittal Exchange Holdings Class A preferred units	—	963
Outstanding Restricted stock units	696	622
Outstanding stock options	3,429	2,468
Outstanding common and preferred warrants	1,333	1,439
Total excluded securities	5,458	11,056
3. Acquisitions
On October 19, 2011, the Company acquired certain assets and assumed certain liabilities of GradeBeam, LLC (‘‘GradeBeam’’). GradeBeam supports the process of obtaining construction bids, identifying potential bidders, inviting them to bid, and tracking bidding intent. The GradeBeam solution expanded the Company’s suite of solutions, especially in the planning phase of projects. The aggregate purchase price of $9,969 was paid in cash.
On November 7, 2011, the Company’s subsidiary, Submittal Exchange Holdings, acquired all of the issued and outstanding membership units of Submittal Exchange. Submittal Exchange solutions enable the collection, review and routing of project documents and facilitates the management of environmental certification. The Submittal Exchange solutions expanded the Company’s suite of solutions, especially in the exchange and management of project documents.
The Company received 85 Class A common units of Submittal Exchange Holdings, which represented an 18.3% economic interest in Submittal Exchange Holdings, in exchange for cash consideration of $2,404 and the payment of Submittal Exchange’s notes payable of $403. In exchange for preferred units of Submittal Exchange, the former owners received 482 Class A preferred units of Submittal Exchange Holdings. These Class A preferred units were mandatorily convertible on a 1:2 basis into common shares of the Company under certain conditions, including a qualifying initial public offering. The Company determined it had a controlling interest in Submittal Exchange Holdings because it had sole responsibility for operating the Submittal Exchange business. On matters other than liquidation, the Company had a 100% voting interest; on liquidation matters, the Company had a 15% voting interest. Distributions and allocation of profits or losses were done on a pro-rata capital basis until the respective basis in both classes was reduced to zero and thereafter at 99% to the Class A common units and 1% to the Class A preferred units.
Upon completion of the IPO, the Class A preferred units converted into 963 shares of the Company's common stock and there is no longer a non-controlling interest in Submittal Exchange Holdings.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

A summary of the purchase price for the acquisition is as follows:

Amount
(in thousands)
Cash consideration	$2,404
Payment of outstanding Submittal Exchange debt	403
Issuance of 482 Submittal Exchange Holdings Class A preferred units at $26.05 per unit	12,548
$15,355
As the acquisitions of GradeBeam and Submittal Exchange occurred in the fiscal year ended September 30, 2012, their results have been included in the condensed consolidated statement of operations for the nine months ended June 30, 2012 since their respective acquisition dates. The following table contains unaudited pro forma consolidated statements of operations information assuming the acquisitions occurred on October 1, 2010 and includes adjustments for amortization of intangible assets and interest expense. This pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place on October 1, 2010, or of future results.

Nine months ended June 30, 2012
(in thousands)
Revenues	$15,848
Loss from operations	(13,670)
Net loss available to Textura Corporation common stockholders	(13,639)
Net loss per share, basic and diluted	$(1.60)
On January 31, 2013, the Company acquired certain assets and assumed certain liabilities of PlanSwift, LLC (‘‘PlanSwift’’). PlanSwift is a developer and distributor of software with take-off and estimating capabilities for use in the construction industry. The PlanSwift solutions expanded the Company’s suite of solutions, especially in the bid estimation process. A summary of the purchase price for the acquisition is as follows:

Amount
(in thousands)
Cash consideration	$989
Notes payable to PlanSwift	1,214
Issuance of 539 shares of redeemable common stock	7,898
$10,101

The total purchase price has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$4,570
Goodwill	5,988
Deferred revenue	(485)
Other current assets (liabilities), net	28
Net assets acquired	$10,101

The Company believes the goodwill reflects its expectations related to economies of scale and leveraging of the PlanSwift solution with existing and future solution offerings. Goodwill is deductible for tax purposes. Identifiable intangible assets consist primarily of technology and customer relationships, which are being amortized over a period of three and five years, respectively.

The purchase price was subject to a customary post-closing working capital adjustment payable in cash, and 81 of the shares of common stock issued at the closing are subject to an escrow arrangement for a period of 18 months after the closing for purposes of indemnification claims by the Company against PlanSwift under the acquisition agreement. The notes were

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

payable in two equal installments on June 28, 2013 and December 31, 2013 or upon completion of an initial public offering. The payment of these notes of $1,296, including $82 of imputed interest, was accelerated upon the completion of the IPO.

In August 2013, August 2014 and August 2015, PlanSwift (or the unitholders of PlanSwift, if the shares were distributed to them) had the right to require the company to redeem, on each such date, up to one-third of the shares of common stock issued to PlanSwift in exchange for a non-interest bearing note payable if the Company did not complete a qualifying initial public offering by such date. Due to this redemption feature, the fair value of the common shares issued to PlanSwift on the acquisition date was initially classified outside of stockholders’ deficit, but it was reclassified to stockholders’ equity as a result of the completion of the IPO and termination of the redemption right.

Within ten business days following the completion of the IPO, one unitholder of PlanSwift had the right to require the Company to repurchase up to $1,500 of common stock of the Company, based upon the IPO price, that was issued in connection with the acquisition. In June 2013, the unitholder exercised his right to redeem 40 shares for a total of $600 at the IPO price of $15.00, which was recorded as treasury stock as of June 30, 2013.

Revenue of $1,513 and $2,507 and a net loss of $228 and $218, respectively, related to the PlanSwift acquisition are included in the Company’s results of operations from January 31, 2013 for the three and nine month periods ended June 30, 2013. The Company has not disclosed pro forma information related to the PlanSwift acquisition because this information cannot be prepared without unreasonable effort.
4. Convertible Debentures
In 2011, the Company issued convertible debenture securities with detachable warrants (see Note 9), and it identified embedded conversion features that were required to be bifurcated and accounted for as derivatives. The derivative financial instruments were recorded at fair value as of the issuance date of the convertible debentures, as a debt discount, and remeasured to fair value as of each subsequent balance sheet date until the IPO. The Company allocated the remaining proceeds to the convertible debentures and warrants on a relative fair value basis and recorded a beneficial conversion feature. The derivative financial instruments, warrants and beneficial conversion feature were recorded as a discount to the convertible debentures and were amortized to interest expense through the IPO date (see below).
The convertible debentures were general unsecured obligations of the Company. The convertible debentures had a stated interest rate of 8.0% per annum on the outstanding principal balance. The interest on the convertible debenture securities was payable in kind (“PIK”) and added to the unpaid principal in order to determine the number of shares of common stock to be issued upon conversion. The holder was only entitled to cash payment of such PIK interest from the Company upon (1) an event of default that would result in acceleration of all unpaid principal and accrued interest, or (2) the payment in full of the debt on the maturity date or prior as the result of the Company exercising its prepayment rights pursuant to the agreement.
Conversion of principal and accrued PIK interest into shares of common stock was at the election of the note holders at a conversion price of $15.00 per share and was also mandatory upon the closing of an initial public offering at a conversion price equal to the public offering price. The convertible debentures matured five years from the issue date.
On December 31, 2012, certain holders of the convertible debentures elected to convert their debentures to common stock. The outstanding principal and PIK interest for these holders at December 31, 2012 was $12,392, which converted into 826 shares of common stock. The unamortized debt discount for these debentures of $1,387 was recorded as interest expense on the conversion date.
On June 12, 2013, in connection with the completion of the IPO, the outstanding principal of the convertible debentures of $5,865 and PIK interest of $778 automatically converted into 443 shares of the Company's common stock, based upon the IPO price of $15.00 per share. The unamortized debt discount for these debentures of $863 was recorded as interest expense on the conversion date.
Convertible debenture activity for the three and nine months ended June 30, 2013 and 2012 is as follows:

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Beginning balance:
Gross balance	$6,487	$17,721	$18,328	$2,493
Less: Discounts	(906)	(2,631)	(2,440)	(529)
	5,581	15,090	15,888	1,964
Proceeds:
To convertible debentures, before allocations	—	—	—	14,664
Allocated to detachable warrants	—	—	—	(1,660)
Allocated to beneficial conversion feature	—	—	—	(140)
Allocated to conversion option liability	—	—	—	(467)
Interest expense:
PIK interest	156	301	707	865
Amortization of debt discount	43	93	190	258
Recognition of unamortized debt discount upon conversion	863	—	2,250	—
Conversion:
Issuance of common shares	(6,643)	—	(19,035)	—
Ending balance:
Gross balance	—	18,022	—	18,022
Less: Discounts	—	(2,538)	—	(2,538)
Ending balance	$—	$15,484	$—	$15,484

Total interest expense recognized related to the convertible debenture securities was $1,062 and $394, respectively, for the three months ended June 30, 2013 and 2012, and $3,147 and $1,123, respectively, for the nine months ended June 30, 2013 and 2012.

5. Loan Payable to Related Party
The Company’s bank loan facility is held with a financial institution that is an investor in the Company. The facility has been used solely for the purchase of land and the construction of the corporate headquarters facility. The loan agreement requires semi-annual principal payments of $250 with the remaining amount due at maturity in August 2016. Interest under the loan agreement is payable at a floating rate equal to the 30 day LIBOR rate plus 4.5% or 5.5%, whichever is greater. Interest is payable monthly at the beginning of the following month. At June 30, 2013 and September 30, 2012, the interest rate on the loan was 5.5%. All borrowings are collateralized by the land and facility, as the bank would take possession of the premises upon the failure by the Company to make a scheduled payment when due, after consideration of applicable cure periods, or the failure to maintain a debt service coverage ratio, defined as net cash flow from operations to debt service, of 1.1 to 1.0 calculated quarterly. Debt service is defined as the principal and interest payable on the loan during the fiscal year. The Company has received a waiver related to this covenant until December 31, 2013.
The Company is required to maintain a compensating balance of $1,000 in its operating account during the term of the loan to provide for the payment of interest on the note in the event of a default. The Company has classified the $1,000 compensating balance as restricted cash in the condensed consolidated balance sheets. Dividends or other distributions to preferred or common stockholders is restricted until the outstanding balance of the loan is reduced to $10,360 and positive earnings are demonstrated for six consecutive months.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

6. Notes Payable

In the second quarter of fiscal 2013, the Company issued in a private placement an aggregate of $6,750 of unsecured notes with an annual interest rate of 10%. The notes had a stated maturity of January 2016 and were subject to mandatory prepayment in the event the Company completed a qualifying initial public offering. As such, the Company repaid the notes in June 2013 in connection with the closing of the IPO, including accrued interest of $252 through the IPO date.

In connection with the issuance of the notes, the Company issued to the purchasers of the notes detachable warrants to purchase an aggregate of 86 shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock were offered to the public in a qualifying initial public offering. The warrants are exercisable upon the earlier of 180 days after the closing of a qualifying initial public offering or the date before the expiration of the warrants in January 2018. The Company recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the notes. Since the exercise price was not fixed upon the issuance of the warrants, the fair value of the warrants of $454 was initially classified as other long-term liability. As a result of the completion of the IPO, the exercise price is fixed and the fair value of the warrants of $435 was reclassified to additional paid-in capital. The unamortized debt discount of $405 was recognized as interest expense upon repayment of the notes.

7. Contingencies
The Company is involved from time to time in claims that arise in the normal course of its business. The Company is not presently subject to any material litigation nor, to management’s knowledge, is any litigation threatened against the Company that collectively is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.
8. Share‑Based Compensation to Employees
The Company’s 2008 Employee Stock Incentive Plan (the ‘‘2008 Plan”) permitted the grant of share‑based awards to its employees, directors and certain other service providers. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted generally vest over four-year periods. In general, the options expire after a period not exceeding ten years. As of June 30, 2013, there were 2,408 stock options outstanding under the 2008 Plan.
Under the 2008 Plan, the Company also granted restricted stock units to eligible employees and directors. The stated vesting of these grants generally ranged from immediate to three years, but the restricted stock units only became payable to employees in cash or shares of the Company's common stock if there was a change in control of the Company or termination of the agreements in connection with an initial public offering. As the Company had determined that neither of these events was probable in any period prior to the IPO, the Company had not recognized any share-based compensation expense related to the restricted stock units prior to June 12, 2013. In connection with the IPO, all outstanding 623 restricted stock units were terminated in accordance with their terms and became payable one year following the IPO, and the Company recorded share-based compensation expense equal to the fair value of the 623 restricted stock units of $9,351. No further awards may be granted under the 2008 Plan.
The Company's Long-Term Incentive Plan (the ‘‘LTIP”), which was adopted in March 2013 and became effective in May 2013 when it was approved by the Company's stockholders, permits the grant of share-based awards to its employees, directors and certain other service providers. A maximum of 6,000 shares may be issued pursuant to the LTIP. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally have a three-year vesting period and an expiration period not exceeding ten years. Restricted stock units generally vest over a three year period. During the three months ended June 30, 2013, the Company granted under the LTIP stock options with a weighted-average exercise price of $15.00 to purchase 1,021 shares of the Company's common stock and 73 restricted stock units. The weighted-average fair value of stock options and restricted stock units granted during the three months ended June 30, 2013 was $6.97 and $15.00, respectively.
Share-based compensation expense for employee equity awards under the 2008 Plan and the LTIP was $10,089 and $11,228, respectively, for the three and nine months ended June 30, 2013, and $723 and $2,078, respectively, for the three and nine months ended June 30, 2012.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Share-based compensation expense under the 2008 Plan and the LTIP is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of services	$1,900	$62	$1,987	$151
General and administrative	3,650	468	4,372	1,207
Sales and marketing	2,164	93	2,329	215
Technology and development	2,375	100	2,540	505
Total	$10,089	$723	$11,228	$2,078
9. Warrants
Warrants outstanding to purchase the Company's common stock as of June 30, 2013 were as follows:

	Vesting Date	Warrants Outstanding	Weighted Average Exercise Price
Fundraising	November 2007	24	$12.38
Convertible debenture	Various 2009	324	$16.26
Convertible debenture	Various 2010	398	$13.25
Referral Fees	June 2010	20	$13.25
Convertible debenture	May 2011	48	$16.26
Mortgage renewal	August 2011	20	$15.00
Convertible debenture	August 2011	32	$13.25
Convertible debenture	September 2011	56	$15.00
Convertible debenture	Various 2012	326	$15.00
Notes payable	Various 2013	86	$13.92
		1,334
10. Related Party Transactions
In 2009 the Company entered into an agreement with an entity that is also an investor in the Company. The agreement compensates the entity for customer referrals based on revenues generated by the Company related to those customers. A warrant to purchase 20,000 shares of our common stock was issued pursuant to the referral agreement in the year ended September 30, 2010. The Company is obligated under the referral agreement to issue to the entity warrants to purchase up to an additional 207,500 shares of common stock based on the achievement of various milestones. In addition, in 2010 the Company entered into a service agreement with the entity, pursuant to which it was paid $1,000 in advance for software development services to improve software owned by the entity. This payment was deferred and recognized as revenue as development services were provided. The deferred revenue balance accrues interest and is increased by a portion of the referral fees due to this entity; the remainder of the referral fees due is paid in cash. The deferred revenue balance was $844 and $655 as of June 30, 2013 and September 30, 2012 ; respectively. The Company also provides hosting services to the entity for a fixed annual fee.

The Company maintains an operating account at a financial institution that is an investor in the Company. The banking relationship was established prior to the investment in the Company. The Company also holds a note payable with the same financial institution. The amount due on the note payable as of June 30, 2013 and September 30, 2012; was $10,469 and $10,719, respectively (See Note 5).

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

11. Initial Public Offering

On June 12, 2013, the Company completed the IPO. Pursuant to a registration statement declared effective on June 6, 2013 (File No. 333-187745), the Company sold 5,750 shares of its common stock in the IPO at a price per share of $15.00 for an aggregate offering price of $80,213, net of underwriting discounts and commissions of $6,037. In addition, the Company incurred other offering costs totaling $2,504, for net capital raised of $77,709.

In connection with the completion of the IPO, the Company had certain debt and equity securities outstanding that converted to common stock. The table below reflects the number of shares of the Company's common stock outstanding immediately following the completion of the IPO:

Number of Shares
(in thousands)
Common stock outstanding before the IPO	9,935
Common stock issued in IPO (including exercise of the full over-allotment by the underwriters of 750 shares of common stock)	5,750
Conversion of Series A-1 and A-2 preferred stock	5,336
Satisfaction of cumulative dividends on Series A-1 and A-2 preferred stock	412
Conversion of convertible debentures	443
Conversion of Submittal Exchange Holdings Class A preferred Units	963
Total number of shares of common stock outstanding as of June 12, 2013	22,839

The outstanding shares of the Company's Series A-1 and A-2 preferred stock automatically converted into 5,336 shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of 412 additional shares of common stock through an adjustment to the conversion rate.

The outstanding balance of principal and accrued PIK interest thereon for the convertible debentures (see Note 4) automatically converted into 443 shares of common stock at a conversion price equal to the IPO price of $15.00 per share. As a result of the conversion, the Company recorded a charge of $863 to interest expense during the three months ended June 30, 2013 related to the write off of the unamortized debt discounts, and it recorded other income of $82 related to the conversion option liability that no longer exists post-IPO.

The former shareholders of Submittal Exchange received Class A preferred units of Submittal Exchange Holdings at acquisition, which were reflected as non-controlling interest in the consolidated financial statements in prior periods. The Class A preferred units converted into 963 common shares on a 1:2 basis in connection with the IPO, at which time the non-controlling interest was eliminated.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and included in our final prospectus filed on June 7, 2013 (File No. 333-187745).

We use the terms “we,” “us,” “our” and “the Company” in this report to refer to Textura Corporation and its subsidiaries, except where the context otherwise requires or indicates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. For example, a reference to ‘‘fiscal 2013” means the 12-month period that will end on September 30, 2013. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the ‘‘Exchange Act”), relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. For a more detailed discussion of these factors, see the information under the heading ‘‘Risk Factors” included in our prospectus filed on June 7, 2013. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

Overview
We are a leading provider of on-demand business collaboration software to the commercial construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management, and provide improved visibility and control of construction activities for our clients.Our collaboration solutions offer robust functionality, data sharing and exchange capabilities, and workflow tools that support several mission‑critical business processes at various stages of the construction project lifecycle:

•
Construction Payment Management (“CPM”) enables the generation, collection, review and routing of invoices and the necessary supporting documentation and legal documents, and initiation of payment of the invoices.

•	Submittal Exchange enables the collection, review and routing of project documents.

•	GradeBeam supports the process of obtaining construction bids, including identifying potential bidders, issuing invitations-to-bid and tracking bidding intent.

•	Pre-Qualification Management (“PQM”) supports contractor risk assessment and qualification.

•	Greengrade facilitates the management of environmental certification.
In addition, we offer PlanSwift, a take‑off and estimating solution used in preparing construction bids, and Contractor Default Claims Management, which supports the process of documenting a subcontractor default insurance claim.
We derive substantially all of our revenue from fees related to the use by our clients of our software solutions. We classify our revenue into activity‑driven revenue and organization‑driven revenue:

•
Owners/developers, general contractors and subcontractors using our CPM, Submittal Exchange and Greengrade solutions pay us fees that are dependent on the value of the construction project or contract and are collected at the start of activity. In addition, owners/developers and general contractors typically pay us monthly fees that are dependent on the value and total number of projects managed using our system. We typically invoice and collect these monthly fees in advance on a six-month basis. We refer to these fees collectively as activity‑driven revenue as they depend on the construction activity of our clients.

•
Participants using our GradeBeam and PQM solutions pay us subscription fees. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type or number of users, and are typically generated on a subscription basis. We typically invoice and collect these subscription fees in advance on a twelve‑month basis. We also receive a combination of license fees, maintenance fees, subscription fees and claims fees for our other solutions. We refer to these fees collectively as organization‑driven revenue as they do not depend on the construction activity of our clients but rather the number and characteristics of the organizations using the solutions.

Recent Developments
In June 2013, we completed an initial public offering (the ‘‘IPO’’), in connection with which we issued 5,750 shares of common stock for proceeds of $80.2 million, net of underwriting discounts and commissions (see Note 11 to the Condensed Consolidated Financial Statements for further details).

Key Business Metrics
In addition to traditional financial measures, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. These metrics reflect the impact of the acquisition of GradeBeam in October 2011, Submittal Exchange in November 2011 and PlanSwift in January 2013 as described in more detail in ‘‘—Results of Operations.’’

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except where otherwise indicated)		(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$7,015	$4,988	$19,773	$13,484
Organization‑driven revenue	2,347	701	4,908	1,878
Total revenue	$9,362	$5,689	$24,681	$15,362
Activity‑driven revenue:
Number of projects added	1,467	1,226	3,741	2,989
Client‑reported construction value added (billions)	$13.6	$8.5	$32.3	$25.7
Active projects during period	5,701	4,143	7,666	5,265
Organization‑driven revenue:
Number of organizations	8,210	4,594	8,210	4,594
Adjusted EBITDA	$(3,809)	$(2,322)	$(8,760)	$(7,081)
Deferred revenue balance as of the end of period	$18,765	$12,457	$18,765	$12,457
Activity‑driven revenue
Number of projects added. This metric represents the total number of construction projects added by our clients to our CPM, Submittal Exchange and Greengrade solutions during the reporting period. Each project on our system is created by the client and represents a unit of work they have elected to manage on our system as a single project. As a result, an individual development, structure or remodeling program may result in the creation of multiple projects on our system. A project added to our system does not necessarily become active immediately. We use the number of projects added to our solutions during a reporting period to measure the success of our strategy of further penetrating the construction market with these solutions. Also, activity‑driven revenue is dependent in part on the number of projects using our solutions.

Client‑reported construction value added. This metric represents the total client‑entered dollar value of construction projects added by our clients to our CPM, Submittal Exchange and Greengrade solutions during the reporting period. We use client‑reported construction value added to measure the success of our strategy of increasing the volume of construction activity managed with these solutions. In addition, we use this metric in conjunction with number of projects added to monitor average project size. Also, activity‑driven revenue is dependent in part on project size.
Active projects during period. This metric represents the number of construction projects that have been active during the reporting period on our CPM, Submittal Exchange and Greengrade solutions. Especially with our CPM solution, clients may elect to add a new project on our system before their project activity begins. Accordingly, there may be an interval between when a project is included as a new project added and when we would consider it an active project. We use active projects during period to evaluate our penetration of the construction market with these solutions, to monitor growth from period to period. Also, activity‑driven revenue is dependent in part on the number of active projects on our solutions.
We derive the metrics above from a number of sources, including information entered into our solutions by our clients, our historical data and our analysis of the actions of our clients on our solutions. Clients may adjust or update previously‑entered information periodically. In particular, client‑reported construction value may be modified by the client during the lifetime of the project to revise initial estimates of construction value or reflect changes in the scope or cost of the project, and client‑reported construction value may increase or decrease as a result. Since these metrics are based on information available at the time they are prepared, metrics may reflect updates from those previously reported for prior periods. Historically, these updates have not been significant in amount or percentage. In addition, management is unable to independently verify the construction value data entered by our clients. As a result, undue reliance on these metrics by us would carry the risk that we incorrectly evaluate our business performance or the success of our strategies as outlined above. Notwithstanding these limitations, based on our historical experience management believes that these metrics are valuable indicators of the overall progress of the business and the success of our various strategies.
Organization‑driven revenue
Number of organizations. This metric includes the number of organizations that are active subscribers on our GradeBeam and PQM solutions as of the end of the reporting period, as measured by the number of active subscriptions. An organization may be a single corporate entity or an operating unit within an entity. These clients pay an upfront fee for a fixed period of access. This metric also includes the number of organizations that have an active subscription or maintenance contract for our PlanSwift solution, or that have purchased a license within the period. We use this metric to measure the success of our strategy of further penetrating the construction market with these solutions. Also, our organization-driven revenue is dependent in part on the number of organizations using our solutions.
Additional metrics
Adjusted EBITDA. Adjusted EBITDA represents loss before interest, taxes, depreciation and amortization, share-based compensation expense, acquisition-related expense and IPO-related expense. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), and is a performance measure used by management in conjunction with traditional GAAP operating performance measures as part of the overall assessment of our performance including:
• for planning purposes, including the preparation of the annual budget;
• to evaluate the effectiveness of business strategies; and
• as a factor when determining management’s total compensation.

We believe the use of Adjusted EBITDA as an additional operating performance metric provides greater consistency for period-to-period comparisons of our operations. For our internal analysis, Adjusted EBITDA removes fluctuations caused by changes in our capital structure (interest expense) and non-cash items such as depreciation, amortization and share-based compensation. These excluded amounts in any given period may not directly correlate to the underlying performance of the business or may fluctuate significantly from period to period due to the issuance or conversion of convertible debentures, acquisitions, fully amortized tangible or intangible assets, or the timing and pricing of new share-based awards. We also believe Adjusted EBITDA is useful to investors and securities analysts in evaluating our operating performance as it provides them an additional tool to compare business performance across companies and periods.

Adjusted EBITDA is not a measurement under GAAP and should not be considered an alternative to net loss or as an alternative to cash flows from operating activities. The Adjusted EBITDA measurement has limitations as an analytical tool and the method of calculation may vary from company to company.

The following table presents a reconciliation from the most directly comparable GAAP measure, net loss, to
Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net loss	$(20,363)	$(4,782)	$(31,301)	$(14,294)
Net interest expense	2,018	560	4,495	1,634
Income tax provision	142	—	226	—
Depreciation and amortization	1,294	1,055	3,167	3,018
EBITDA	(16,909)	(3,167)	(23,413)	(9,642)
Share‑based compensation expense	10,089	723	11,228	2,078
Acquisition‑related expense	—	91	414	483
IPO-related expense *	3,011	—	3,011	—
Adjusted EBITDA	$(3,809)	$(2,353)	$(8,760)	$(7,081)

* IPO-related expense for the three and nine months ended June 30, 2013 represents one-time cash bonuses of $3.0 million paid to long-tenured employees in connection with the IPO.
Deferred revenue balance. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the end of a reporting period. Our deferred revenue balance consists of activity‑driven and organization‑driven revenue that is recognized ratably over the estimated life of a project or contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenues	$9,362	$5,689	$24,681	$15,362
Operating expenses:
Cost of services	4,754	1,573	8,222	4,361
General and administrative	8,808	2,789	17,074	8,180
Sales and marketing	5,433	1,653	9,535	4,162
Technology and development	7,358	2,888	13,703	8,433
Depreciation and amortization	1,294	1,055	3,167	3,018
Total operating expenses	27,647	9,958	51,701	28,154
Loss from operations	(18,285)	(4,269)	(27,020)	(12,792)
Other expense, net	(1,936)	(513)	(4,055)	(1,502)
Loss before income taxes	(20,221)	(4,782)	(31,075)	(14,294)
Income tax provision	142	—	226	—
Net loss	(20,363)	(4,782)	(31,301)	(14,294)
Less: Net loss attributable to non-controlling interests	(886)	(858)	(2,643)	(1,966)
Net loss attributable to Textura Corporation	(19,477)	(3,924)	(28,658)	(12,328)
Accretion of redeemable Series A-1 preferred stock	2,310	151	3,549	656
Accretion of redeemable non‑controlling interest	75	—	222	—
Dividends on Series A-2 preferred stock	95	120	335	360
Beneficial conversion of Series A-2 preferred stock	7,161	—	7,161	—
Net loss available to Textura Corporation common stockholders	$(29,118)	$(4,195)	$(39,925)	$(13,344)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	50.8%	27.6%	33.3%	28.4%
General and administrative	94.1%	49.0%	69.2%	53.2%
Sales and marketing	58.0%	29.1%	38.6%	27.1%
Technology and development	78.6%	50.8%	55.5%	54.9%
Depreciation and amortization	13.8%	18.5%	12.8%	19.6%
Total operating expenses	295.3%	175.0%	209.5%	183.3%
Loss from operations	(195.3)%	(75.0)%	(109.5)%	(83.3)%
Other expense, net	(20.7)%	(9.0)%	(16.4)%	(9.8)%
Loss before taxes	(216.0)%	(84.1)%	(125.9)%	(93.0)%
Income tax provision	1.5%	—%	0.9%	—%
Net loss	(217.5)%	(84.1)%	(126.8)%	(93.0)%

Operating Metrics

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands, except where otherwise indicated)			(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$7,015	$4,988	40.6%	$19,773	$13,484	46.6%
Organization‑driven revenue	2,347	701	234.8%	4,908	1,878	161.3%
Total revenue	$9,362	$5,689	64.6%	$24,681	$15,362	60.7%
Activity‑driven revenue:
Number of projects added	1,467	1,226	19.7%	3,741	2,989	25.2%
Client‑reported construction value added (billions)	$13.6	$8.5	60.0%	$32.3	$25.7	25.7%
Active projects during period	5,701	4,143	37.6%	7,666	5,265	45.6%
Organization‑driven revenue:
Number of organizations	8,210	4,594	78.7%	8,210	4,594	78.7%
Activity‑driven revenue. Activity‑driven revenue increased $2.0 million, or 40.6%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily due to a 19.7% increase in the number of projects added to our solutions, a 37.6% increase in the number of active projects during the period, and a 60.0% increase in client‑reported construction value added.
Activity‑driven revenue increased $6.3 million, or 46.6%, in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was primarily due to a 25.2% increase in the number of projects added to our solutions, a 45.6% increase in the number of active projects during the period, and a 25.7% increase in client‑reported construction value added.
Organization‑driven revenue. Organization‑driven revenue increased $1.6 million, or 234.8%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, and $3.0 million, or 161.3%, in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. Our PlanSwift solution, which we acquired in the second quarter of fiscal 2013, generated revenue of $1.5 million and $2.5 million, respectively, and increased the number of organizations by 1,408 and 3,081, respectively, in the three and nine months ended June 30, 2013. The remainder of the increase was primarily due to an increase in the number of organizations using our GradeBeam and PQM solutions.
Cost of services

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of services	$4,754	$1,573	202.2%	$8,222	$4,361	88.5%
Percent of revenue	50.8%	27.6%		33.3%	28.4%
Cost of services increased $3.2 million, or 202.2%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in cost of services was due primarily to a $3.0 million increase in personnel-related expenses, driven by stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO. In addition, other service-related costs increased $0.2 million due to revenue growth for our solutions, the most significant driver of which was revenue from the PlanSwift solution.
Cost of services increased $3.9 million, or 88.5%, in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase in cost of services was primarily due to a $3.5 million increase in personnel-related expenses, driven by stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as increased headcount. In addition, other service-related costs increased $0.3 million due to revenue growth for our solutions, including revenue from the PlanSwift solution.
General and administrative

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$8,808	$2,789	215.8%	$17,074	$8,180	108.7%
Percent of revenue	94.1%	49.0%		69.2%	53.2%
General and administrative expenses increased $6.0 million, or 215.8%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily due to a $4.7 million increase in personnel-related expenses as well as a $0.4 million increase related to legal and accounting costs to support the preparation for our IPO. The increase in personnel-related expenses was due primarily to stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as an increase in headcount as additional resources have been added to support the IPO process. In addition, equipment and maintenance expense increased $0.2 million, facilities and rent expense increased $0.1 million, and other miscellaneous overhead expenses increased $0.7 million.
General and administrative expenses increased $8.9 million, or 108.7%, in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was primarily due to a $5.3 million increase in personnel-related expenses and a $1.6 million increase related to legal and accounting costs to support the preparation for our IPO. The increase in personnel expenses was due primarily to stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as an increase in headcount as additional resources have been added to support the IPO process. In addition, facilities and rent expense increased by $0.3 million, equipment and maintenance expense increased by $0.2 million, travel expense increased by $0.1 million, and other miscellaneous overhead expenses increased by $1.4 million.
Sales and marketing

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$5,433	$1,653	228.7%	$9,535	$4,162	129.1%
Percent of revenue	58.0%	29.1%		38.6%	27.1%
Sales and marketing expenses increased $3.8 million, or 228.7%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily due to a $3.5 million increase in personnel-related expenses which related to stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as expenses from the acquisition of PlanSwift and subsequent hiring. In addition, promotional activities increased by $0.1 million and travel expenses increased by $0.1 million.
Sales and marketing expenses increased $5.4 million, or 129.1%, in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was primarily due to a $4.9 million increase in personnel-related expenses which related to stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as expenses from the acquisition of PlanSwift and subsequent hiring. In addition, promotional activities and travel expenses each increased by $0.2 million.
Technology and development

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Technology and development	$7,358	$2,888	154.8%	$13,703	$8,433	62.5%
Percent of revenue	78.6%	50.8%		55.5%	54.9%

Technology and development expenses increased $4.5 million, or 154.8%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was due primarily to a $4.4 million increase in personnel-related expenses, driven by stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as additional headcount, and a $0.1 increase in both recruiting and equipment and maintenance expenses. These increases in technology and development expenses were partially offset by a $0.2 million decrease in third-party development fees as a portion of the development projects performed by outside developers in previous periods were either completed prior to the current period or performed by the internal development staff.
Technology and development expenses increased $5.3 million, or 62.5%, in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was primarily due to a $6.0 million increase in personnel-related expenses, driven by stock-based compensation and one time bonuses paid to long-tenured employees in connection with the IPO as well as additional headcount, and a $0.1 million increase in equipment and maintenance expenses. These increases in technology and development expenses were partially offset by a $0.8 million decrease in third-party development fees as a portion of the development projects performed by outside developers in previous periods were either completed prior to the current period or performed by the internal development staff.
Depreciation and amortization

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$1,294	$1,055	22.7%	$3,167	$3,018	4.9%
Percent of revenue	13.8%	18.5%		12.8%	19.6%
Depreciation and amortization expenses increased by $0.2 million, or 22.7%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was due primarily to a $0.3 million increase in amortization expenses related to the intangible assets acquired in the acquisition of PlanSwift in the second quarter of fiscal 2013, partially offset by a $0.1 million decrease in amortization expense due to certain internal software that had become fully amortized in September 2012.
Depreciation and amortization expenses increased by $0.1 million, or 4.9%, in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was due primarily to a $0.6 million increase in amortization expenses related to the intangible assets acquired in the acquisition of PlanSwift in the second quarter of fiscal 2013 and a $0.1 million increase in expense related to a full three quarters' amortization of Submittal Exchange intangible assets acquired in the three months ended December 31, 2011. These increases were partially offset by a $0.6 million decrease in amortization expense due to certain internal software that had become fully amortized in September 2012.
Other expense, net

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Other expense, net	$(1,936)	$(513)	277.4%	$(4,055)	$(1,502)	170.0%
Other expense, net, increased by $1.4 million, or 277.4%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was due primarily to $0.9 million in interest expense recognized upon the conversion of convertible debentures in June 2013, as well as $0.8 million in interest recognized on notes that were issued in the second quarter of fiscal 2013 and repaid in connection with the IPO. These increases in other expense, net, were partially offset by a $0.1 million non‑cash gain related to the change in the fair value of derivatives. There were no convertible debentures converted in fiscal 2012.
Other expense, net, increased by $2.6 million, or 170.0%, in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase was due primarily to $2.3 million in interest expense recognized upon the conversion of convertible debentures in December 2012 and June 2013, as well as $0.8 million in interest recognized on notes that were issued in the second quarter of fiscal 2013 and repaid in connection with the IPO. These increases in other expense, net, were partially offset by a $0.4 million non‑cash gain related to the change in the fair value of derivatives.
Additional metrics

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Adjusted EBITDA	$(3,809)	$(2,353)	61.9%	$(8,760)	$(7,081)	23.7%
Adjusted EBITDA decreased $4.5 million, or 61.9%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 and it decreased $4.7 million, or 23.7%, from the nine months ended June 30, 2012 to the nine months ended June 30, 2013. The decreases were due primarily to higher personnel-related and professional services expenses incurred in connection with the IPO and to support the process of becoming a public company, partially offset by higher revenue.

	June 30, 2013	September 30, 2012	% Change
	(dollars in thousands)
Deferred revenue	$18,765	$14,166	32.5%
Deferred revenue increased $4.6 million, or 32.5%, from September 30, 2012 to June 30, 2013. The increase was due primarily to an increase in sales for our Submittal Exchange solution during the period and, to a lesser extent, due to our acquisition of PlanSwift.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. In some instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Our management evaluates its estimates and assumptions on an ongoing basis.
We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. For further information on all of our significant accounting policies, please see Note 2 of the accompanying notes to our unaudited condensed consolidated financial statements and Note 2 of the audited consolidated financial statements included in our prospectus filed on June 7, 2013 (File No. 333-187745).
Revenue Recognition
We classify our revenue into activity‑driven revenues and organization‑driven revenues.
Activity‑driven revenue. Activity‑driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange and Greengrade solutions. Such revenue includes project fees and monthly fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors. We recognize activity‑driven revenue when there is evidence that project or contracting activity has occurred on our system, the fee is fixed and determinable, delivery of our services has occurred and collection of payment from the project participant is reasonably assured. We recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognize monthly fees in each period during which the project is active on our system. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise our estimates as necessary. The estimated life of the projects on our solutions historically has ranged from 5 to 28 months, and depends on the construction value of the project and the solution being utilized. The estimated life of the contracts on our CPM solution historically has ranged from 5 to 11 months, and depends on the value of the contract.
Organization‑driven revenue. Organization‑driven revenue is generated when clients subscribe to our GradeBeam and PQM solutions. We recognize organization‑driven revenue when there is evidence of a subscription arrangement on our system, the fee is fixed and determinable, delivery of our services has occurred, and collection of payment from the organization is reasonably assured. These fees are recognized ratably over the applicable service period, ranging from 12 to 24 months.
Organization-driven revenue also includes revenue from the sale of software licenses and related maintenance and training for our PlanSwift solution. We recognize license revenue upon delivery of the license, we recognize maintenance revenue ratably over the period of the maintenance contract, which is generally one year, and we recognize training revenue when the services are delivered to the client. For multiple-element arrangements that include a perpetual license and either maintenance or both maintenance and training, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence of fair value (‘‘VSOE’’) of those elements with the residual of the arrangement fee allocated to and recognized as license revenue. For subscription-based licenses, which include maintenance, we recognize the subscription fees ratably over the subscription periods, which typically range from 1 to 6 months.

We have established VSOE based on our historical pricing and discounting practices for maintenance or training when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE for some or all elements.
Changes to the elements in our sales arrangements, or our ability to establish VSOE for those elements, may impact the timing of revenue recognition, which may result in a material change to the amount of revenue recorded in a given period.

Share‑Based Compensation
We account for stock options granted to employees and directors by recording compensation expense based on the award’s fair value, estimated on the date of grant using the Black‑Scholes option‑pricing model. Share‑based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.
Determining the fair value of stock options under the Black‑Scholes option‑pricing model requires judgment, including estimating the fair value per share of our common stock as a private company prior to our IPO, volatility, expected term of the awards, dividend yield and the risk‑free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, share‑based compensation recorded for future awards may differ materially from that recorded for awards granted previously.
We developed our assumptions as follows:

•
Fair value of common stock. Prior to the IPO, given the absence of an active market for our common stock, our board of directors was required to estimate the fair value of our common stock at the time of each grant of stock-based awards. From 2006 through the closing of our IPO, our management regularly engaged an independent third party valuation firm to prepare contemporaneous valuation analyses near the time of each grant to assist our board of directors in this determination.

•
Volatility. The expected price volatility for our common stock is estimated by taking the median historic price volatility for industry peers based on daily prices over a period equivalent to the expected term of the stock option grants.

•
Expected term. The expected term is estimated to be the mid-point between the vesting date and the expiration date of the award. We believe use of this approach is appropriate as we have no prior history of option exercises upon which to base an expected term.

•	Risk‑free interest rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the options.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
We estimate potential forfeitures of stock options and adjust share‑based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ from the prior estimates. We estimate forfeitures based upon our historical experience, and, at each period, review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.
Goodwill
We test goodwill for impairment separately on an annual basis in the fourth quarter or whenever events and circumstances indicate that goodwill may be impaired. We test goodwill for impairment at a single reporting unit level and we have not reported any goodwill impairments to date. Based on our testing, the fair value of our reporting unit substantially exceeded its carrying value.
We evaluated both qualitative and quantitative characteristics in determining our reporting units. Based on this evaluation, we determined that we have one reporting unit. Each of the components within this reporting unit was determined to have similar economic characteristics and therefore should be aggregated. We reached this conclusion because the components utilize a common distribution platform that enables sharing of resources and development across our solutions, provide for the expansion of our suite of solutions to various stages of the construction process lifecycle to a similar customer base and, in the long-term, are expected to have comparable earnings before tax and interest percentages. In addition, the majority of the components utilize a common distribution platform that enables sharing of resources and development across solutions. We also believe that goodwill is recoverable from the overall operations given the economies of scale and leveraging capabilities of the various components.
The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis. To determine estimated fair value of our reporting unit, we used the income approach, under which fair value was calculated based on estimated discounted future cash flows. The income approach was determined to be the most representative valuation technique that would be utilized by a market participant in an assumed transaction. Significant assumptions are based on historical and forecasted results of operations, and consider estimates of cash flows consistent with the plans and estimates used to manage the business, including significant assumptions as to revenue growth, operating costs and expenses and operating cash flows, as well as various assumptions for attrition, weighted average cost of capital and terminal growth.
If management’s estimates of future operating results change, if there are changes in identified reporting units or if there are changes to other significant assumptions, the estimated carrying values of such reporting units and the estimated fair value of goodwill could change significantly, and could result in an impairment charge.
Intangible Assets
Intangible assets consist of acquired developed product technologies, acquired client relationships, non-competition agreements and trade names. We record intangible assets at fair value and amortize them over their estimated useful lives. We estimate the useful lives of acquired developed product technologies, existing client relationships and trade names based on factors that include the planned use of and the expected pattern of future cash flows to be derived from each of them. The useful lives of non‑competition agreements are equal to their contractual lives. We include amortization of intangible assets in depreciation and amortization expenses in our consolidated statement of operations.
We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future results, significant negative changes in the manner of use of the acquired assets in our business or material negative changes in relationships with significant customers. An impairment loss would be recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions are based on historical and forecasted revenue, operating costs and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition. We have not recorded any impairment charges to date.
During fiscal 2012, the actual operating results for GradeBeam met assumptions management used to determine the purchase price of the acquisition, but underperformed compared to GradeBeam’s revenue forecast at the time of acquisition. In preparing projected future results and analysis of recent actual results, we believe a triggering event had occurred requiring an impairment analysis. The impairment analysis of GradeBeam’s developed technology and customer relationship carrying values during the fourth quarter of 2012 indicated there was no impairment.
Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $77.7 million in net proceeds received in connection with our IPO in June 2013, private placements of subordinated convertible debentures, notes payable, leases payable and cash provided by operating activities. Our primary source of liquidity as of June 30, 2013 consisted of $68.6 million of cash and cash equivalents.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, acquisitions and to service our loan payable to related party. We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.
Over the next 12 months, we have planned capital expenditures of $3.5 million and expected debt service obligations of $2.3 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to fund our operations, including these capital expenditures and debt service obligations.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(11,234)	$(3,176)
Net cash used in investing activities	(1,553)	(12,808)
Net cash provided by financing activities	77,279	14,414
Net Cash Used in Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to drive future revenue growth and support that anticipated growth.
Our cash flows from operating activities are affected within the fiscal year by the timing of our invoicing of, and our receipt of payments from, our clients. In particular, our billing cycles for general contractor monthly fees on our CPM solution are concentrated in the second and fourth quarters and are largely collected by the end of the respective quarter. Accordingly, we experience relatively lower levels of billing and client payments in the first and third quarters of each year. We expect this pattern of cash flow from our operating activities to continue in the future.
In the nine months ended June 30, 2013, $17.6 million, or 56.2%, of our net loss of $31.3 million consisted of non-cash items, including $3.2 million of depreciation and amortization expense, $3.2 million of non-cash interest expense and the change in fair value of derivatives and $11.2 million of share-based compensation expense. Working capital changes included a $4.1 million increase in deferred revenue, partially offset by a $0.2 million decrease in accounts payable and accrued expenses and a $1.4 million increase in current and other assets. The increase of $8.1 million in cash used in operating activities from the nine months ended June 30, 2012 to the nine months ended June 30, 2013 was primarily a result of higher expenses incurred both in connection with the IPO, including one-time cash bonuses of $3.0 million paid to long-tenured employees, and to support the process of becoming a public company, partially offset by higher revenue during the period, and changes in working capital balances year over year.

Net Cash Used In Investing Activities
Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.
In the nine months ended June 30, 2013, cash used in investing activities was $1.6 million, which primarily related to $1.0 million in cash paid in connection with our acquisition of PlanSwift in January 2013, capital expenditures of $0.7 million and an increase in restricted cash of $0.2 million. This cash used in investing activities was partially offset by the joint venture partner’s cash investment of $0.4 million in our joint venture, which we consolidate in our financial statements. In the nine months ended June 30, 2012, cash used in investing activities was due primarily to the acquisitions of GradeBeam and Submittal Exchange in the three months ended December 31, 2011 and capital expenditures of $0.4 million.

Net Cash Provided by Financing Activities
In the nine months ended June 30, 2013, net cash provided by financing activities was $77.3 million, which primarily consisted of $79.0 million in proceeds from the IPO, net of underwriting discounts and commissions and other offering costs that we have paid through June 30, 2013, and proceeds from the issuance of long-term notes totaling $6.9 million. These cash inflows were partially offset by $8.0 million in debt repayments and $0.6 million paid for the repurchase of outstanding common shares. In the nine months ended June 30, 2012, cash provided by financing activities was due primarily to proceeds of $14.6 million from the issuance of convertible debentures.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not have any relationships with other entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements. We are therefore not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Contractual Obligations
The following table describes our contractual obligations as of June 30, 2013 (in thousands):

	Total	Less Than 1 Year	1 - 3 years	3 −5 years	More than 5 years
Loan payable to related party (1)	$10,469	$500	$1,000	$8,969	—
Interest on loan payable (1)	1,692	560	1,038	94	—
Notes payable	179	21	42	116	—
Lease obligations (2)	3,575	1,192	1,639	634	109
Total contractual obligations	$15,915	$2,273	$3,719	$9,813	$109

(1)
The loan payable to First Midwest Bank has been used exclusively for the purchase of land and the construction of the corporate headquarters facility in Deerfield, Illinois. Interest under the loan is payable at the greater of the 30-day LIBOR plus 4.5% or 5.5%. Estimated interest payments assume the September 30, 2012 interest rate on the loan of 5.5%. The agreement includes a debt service covenant requiring us to maintain a ratio of net cash flow from operations to debt service (both terms as defined in the agreement) of not less than 1.10 to 1.00, and an equity issuance covenant that could limit future equity issuances. Our net cash flow from operations for fiscal 2012 was negative, and we consequently did not satisfy the debt service covenant. Compliance with the debt service covenant and any related default was waived by First Midwest Bank through December 31, 2013. Although we do not currently intend to repay the loan, we believe we have sufficient cash to do so in the event we are unable to obtain further waivers or a permanent modification of the debt service covenant. Accordingly, we do not expect that any failure to satisfy such covenant in the future would have a material adverse effect on our operations.

(2)	Lease obligations include office leases in Chicago, Illinois, Des Moines, Iowa, Phoenix, Arizona and Salt Lake City, Utah and other office furniture and equipment leases.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since September 30, 2012. For a discussion of our market risk as of September 30, 2012, see “Quantitative and Qualitative Disclosures About Market Risk” included in our prospectus filed on June 7, 2013 (File No. 333-187745).

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, other than those disclosed below, during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Other Internal Control Matters
In preparation for our IPO and for future compliance with Section 404 of the Sarbanes‑Oxley Act, we concluded that a material weakness in internal control over financial reporting related to our control environment existed as of September 30, 2012 as described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

•
We did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements. Specifically, we did not maintain adequate qualified personnel with regard to certain significant complex transactions and technical accounting matters and we lacked adequate controls regarding training in the relevant accounting guidance, review and documentation of certain complex accounting transactions and review of related accounting disclosures such as the accounting for convertible debenture financing agreements, including any embedded features, business combinations and share‑based compensation transactions in accordance with GAAP.

This material weakness in our control environment contributed to the following individual material weaknesses in our internal control over financial reporting:

•
We did not maintain effective internal controls related to our accounting for convertible debentures to provide reasonable assurance that (a) the instruments were valued correctly and (b) all pertinent facts related to the convertible debentures, including the impact of conversion and redemption or other embedded or derivative features, were identified and considered for appropriate accounting in accordance with GAAP. Specifically, this material weakness resulted in material misstatements and audit adjustments of non-cash interest expense, convertible debenture and derivative liabilities and additional paid-in capital to the consolidated financial statements for the fiscal years ended September 30, 2010, 2011 and 2012.

•
We did not maintain effective internal controls related to the accounting for business acquisitions to provide reasonable assurance that (a) business combination accounting identified and considered all pertinent factors related to all classes of securities of the acquired entity, including any non-controlling interests and (b) there was appropriate review of the purchase price allocation entries recorded in the consolidated financial statements. Specifically, this material weakness resulted in material misstatements and audit adjustments to non-controlling interest and the related income (loss) attributable to our company and the non-controlling interest, additional paid-in capital, deferred revenue and revenue, goodwill, intangible assets net and the related amortization expense to the consolidated financial statements for the fiscal year ended September 30, 2012.

These material weaknesses could result in misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Plan for Remediation of the Material Weaknesses
We are currently in the process of implementing our remediation plans. To date, we have implemented and are continuing to implement a number of measures to address the material weaknesses identified. In January 2013, we hired a corporate controller with appropriate experience applying GAAP technical accounting guidance, and we have hired additional accounting personnel over the past several months. We are also designing additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues. We intend to complete the implementation of our remediation plan during fiscal 2013.
In addition, in June 2013, we engaged a third‑party provider to help us assess and improve our internal controls for complying with Section 404 of the Sarbanes‑Oxley Act. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.
We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We are not party to any currently pending legal proceeding the outcome of which is likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
Our risk factors are summarized under the“Risk Factors” section of our prospectus filed on June 7, 2013 (File No. 333-187745). There have been no material changes to our risk factors since the filing of that prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Sales of Unregistered Securities
In April 2013, we sold 5,156 shares of Series A-2 preferred stock to the holder of a warrant upon payment of the exercise price of $36,092. In May 2013, we sold 53,571 shares of Series A-2 preferred stock to the holder of a warrant upon payment of the exercise price of $374,997. The sales of the 58,747 shares of Series A-2 preferred stock were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act relative to transactions by an issuer not involving a public offering. Pursuant to their terms, the shares of Series A-2 preferred stock were automatically converted into an aggregate of 166,887 shares of common stock immediately prior to the completion of the IPO. The purchasers represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. All certificates representing the securities sold included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with either of the sales.

b) Use of Proceeds from Public Offerings of Common Stock

On June 12, 2013, we closed our IPO, in connection with which we sold 5,750,000 shares of common stock at a price to the public of $15.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-187745 and 333-189149), which were declared or became effective on June 6, 2013. The offering commenced on June 6, 2013. Credit Suisse Securities (USA) LLC and William Blair & Company, L.L.C. acted as the managing underwriters. We raised approximately $77.7 million in the offering, net of underwriting discounts and commissions of $6.0 million and other offering costs of $2.5 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.

c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2013 - April 30, 2013	—	—	—	—
May 1, 2013 - May 31, 2013	—	—	—	—
June 1, 2013 - June 30, 2013	40,000	$15.00	—	—
TOTAL	40,000(1)	$15.00	—	—
(1) Within ten business days following the completion of the IPO, one unitholder of PlanSwift had the right to require the Company to repurchase $1.5 million of common stock of the Company (based upon the price at which shares were offered in the IPO) that were issued in connection with the PlanSwift acquisition. Following the completion of the IPO, the unitholder elected to have the Company repurchase 40,000 shares, or $0.6 million, of common stock.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Textura Corporation (incorporated by reference to Exhibit 3.1 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on June 5, 2013)

3.2
Amendment to Certificate of Incorporation of Textura Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to Textura Corporation's Registration Statement on Form S-1/A File No. 333-187745 filed on May 28, 2013))

3.3
Amended and Restated Bylaws of Textura Corporation (incorporated by reference to Exhibit 3.4 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on April 26, 2013 (the “April 26, 2013 Form S-1/A))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on May 28, 2013)
10.1	Textura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the April 26, 2013 Form S-1/A)
10.2	Form of Option Agreement (incorporated by reference to Exhibit 10.3 to the April 26, 2013 Form S-1A)
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the April 26, 2013 Form S-1/A)
10.4
Third Amendment to Construction Loan Agreement and the other Loan Documents and Waiver (incorporated by reference to Exhibit 10.27 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on May 17, 2013 (the “May 17, 2013 Form S-1/A))

10.5	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.28 to the May 17, 2013 Form S-1/A)
31.1	Certification of Chief Executive Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    August 8, 2013

TEXTURA CORPORATION

By: /s/ Jillian Sheehan
Name: Jillian Sheehan
Title: Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Textura Corporation (incorporated by reference to Exhibit 3.1 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on June 5, 2013)

3.2
Amendment to Certificate of Incorporation of Textura Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to Textura Corporation's Registration Statement on Form S-1/A File No. 333-187745 filed on May 28, 2013))

3.3
Amended and Restated Bylaws of Textura Corporation (incorporated by reference to Exhibit 3.4 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on April 26, 2013 (the “April 26, 2013 Form S-1/A))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on May 28, 2013)
10.1	Textura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the April 26, 2013 Form S-1/A)
10.2	Form of Option Agreement (incorporated by reference to Exhibit 10.3 to the April 26, 2013 Form S-1A)
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the April 26, 2013 Form S-1/A)
10.4
Third Amendment to Construction Loan Agreement and the other Loan Documents and Waiver (incorporated by reference to Exhibit 10.27 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on May 17, 2013 (the “May 17, 2013 Form S-1/A))

10.5	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.28 to the May 17, 2013 Form S-1/A)
31.1	Certification of Chief Executive Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document