Form 10-K
period 2013-09-30
Textura Corp
filed 2013-11-26
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
or
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
(847) 457-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange (NYSE)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The registrant completed the initial public offering of its common stock on June 12, 2013. Accordingly, there was no public market for the registrant’s common stock as of March 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
As of November 15, 2013, 24,629,396 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains ‘‘forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the ‘‘Exchange Act”), relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. For a more detailed discussion of these factors, see the information under the heading ‘‘Risk Factors” included in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements in this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and data regarding the market size of the construction industry, market position and market opportunity, is based on information from various sources, on assumptions that we have made that are based on those sources, and on our knowledge of the markets for our solutions. These sources include Global Construction Perspectives, Gartner, Inc., Engineering News-Record, the United States Census Bureau and the United States Department of Commerce. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe this information to be generally reliable, such information is inherently imprecise and we cannot give you any assurance that any of the projected data will be achieved. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading "Risk Factors" included in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

We use the terms “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to Textura Corporation and its subsidiaries, except where the context otherwise requires or indicates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on September 30. For example, a reference to ‘‘fiscal 2013” means the 12-month period that ended September 30, 2013. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. In addition, unless otherwise indicated, all numbers of shares, per share amounts and share prices related to our common stock in this Annual Report on Form 10-K reflect the 2 for 1 stock split in the form of a stock dividend declared on March 28, 2013.

Item 1. Business

Overview

We are a leading provider of on-demand business collaboration software solutions to the commercial construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management and provide improved visibility and control of construction activities for our clients, and support several mission-critical business processes at various stages of the construction project lifecycle.

We believe we are a leading example of a new generation of on-demand software solutions focused on enablement of business-to-business collaborative processes. Such solutions are by design on-demand, as they require neutral third parties to act as the platform for collaboration by multiple parties and to facilitate the exchange of data and documents.

We address a large and growing end market. The construction industry was an approximately $1 trillion industry in North America in 2012 and was $8.6 trillion globally in 2012, according to the most recent data available from the United States Census Bureau and ‘‘Global Construction 2025,’’ a study produced by Global Construction Perspectives, and represents an important component of developed economies. The industry currently continues to be impacted in certain markets across the globe by slow economic recovery from the global financial crisis, oversupply of occupiable space, and limited availability of credit. However, we believe the business outlook for the industry is strong, driven by demographics, economic growth and aging infrastructure, as well as by changing preferences and new technologies being applied to buildings and structures, which include an increased focus on environmental considerations and lower costs of operation and ownership. We believe the construction industry represents a large and growing market for technology solutions of all types, and is especially attractive for our solutions and our growth as a result of being underpenetrated by those technology solutions that enable construction companies to collaborate with each other to operate more effectively.

We have established a strong market position. As of September 30, 2013, since the date of launch or acquisition of our solutions, our clients have used one or more of our on-demand collaboration solutions to help manage over 16,000 commercial construction projects representing more than $160 billion in construction value as reported by our clients. During fiscal 2013, our clients used one or more of our on-demand solutions to help manage over 5,200 commercial construction projects representing more than $55 billion in construction value as reported by our clients. Our collaboration solutions have been used by more than 3,000 general contractors, owners/developers, and architects. This includes 62 of the 100 largest general contractors in North America, ranked as of May 2013 by Engineering News-Record based on annual construction revenues. In addition, based on management estimates, approximately 300,000 subcontractors were active on our solutions during fiscal 2013. Our solutions are used on construction projects of all sizes, from small remodels or renovations to multi-billion dollar developments.

Our collaboration solutions provide robust functionality, data sharing and exchange capabilities, and workflow tools that support several mission-critical business processes undertaken by our clients:

• Construction Payment Management (‘‘CPM’’) is our most widely-used solution. Based on shared entry of—and access to—project data and our workflow tools, CPM enables a disciplined, standardized online approach to generating, collecting, reviewing and routing invoices and the necessary supporting documentation and legal documents, and initiation of payment of the invoices. We recently launched CPM-Business, a new version of CPM specifically created to address the needs of mid-market owners and general contractors. The existing CPM solution is now called CPM—Enterprise.

• Submittal Exchange is a highly configurable step-by-step workflow tool for collecting, reviewing and routing project documents among project participants. This solution can be applied to any phase of the construction process and used to manage any type of document including submittals, requests for information, daily reports, drawings and specifications, architects’ supplements and any other document typically exchanged on a project.

• GradeBeam supports the process of obtaining construction bids by allowing those seeking bids to identify potential bidders, send out invitations-to-bid and track the bidding intent of potential bidders.

• Pre-Qualification Management (‘‘PQM’’) supports the collection and review of data for effective contractor risk assessment and qualification, and can be used on a project-by-project basis or as part of an ongoing qualification process.

• Greengrade is our solution to facilitate the workflow and data and document collection necessary to manage the Leadership in Energy and Environmental Design (‘‘LEED’’) Certification process for construction projects.

In addition, we offer PlanSwift, a take-off and estimating solution used in preparing construction bids, and Contractor Default Claims Management, which supports the process of documenting a subcontractor default insurance claim. We also recently launched BidOrganizer, a new solution designed to help contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations.

On November 14, 2013, we announced an agreement to acquire Latista Technologies, Inc. (“Latista”).  Latista is the leading provider of mobile-enabled, cloud-based field management solutions for construction project collaboration.  Latista has developed unique expertise around mobile applications in construction. Their modules handle mission critical construction workflows, including quality management, punch lists, safety, electronic commissioning, and document management, including managing project specific plans and drawings.

We intend to continue expanding our portfolio of solutions to support additional business processes and to develop the capabilities of our existing solutions to provide further value to our clients. Our revenue model has several attractive characteristics. Our revenue is derived primarily from fees driven by construction project activity, monthly fees and subscription fees. We increase revenue both as we add clients and our clients increase the number of their projects on our solutions. We historically have experienced high recurrence of fees, favorable timing of cash flow and predictable reported revenue.

We engage directly with our clients to sell our solutions, and we have achieved significant growth since introducing our solutions to the market. In the fiscal years ended September 30, 2013, 2012 and 2011, we generated revenue of $35.5 million, $21.7 million and $10.5 million, respectively, which represented growth over the prior period of 63.9%, 106.2% and 74.7%, respectively. In those same periods, we had net losses of $39.6 million, $18.8 million and $18.9 million respectively.

Our solutions have global applicability and we are an international business: in fiscal 2013, 10.2% of our revenue was derived from clients located outside the United States, principally Canada, and in October 2012 we entered into a joint venture to begin operations in Australia and New Zealand, attractive construction markets with significant further expansion opportunities. PlanSwift also is offered in several international markets through a network of distributors and resellers.

We believe we have a very large opportunity available to us. Our strategy is to leverage our existing solutions and industry presence to become the industry standard for collaboration and related solutions in the commercial construction industry. We intend to penetrate further our existing markets and capture additional revenue from our clients and expand our suite of solutions through both internal development and the acquisition of complementary businesses. We also plan to increase our market opportunity by expanding both globally and into other industries that experience similar collaboration environments and challenges.

We have a strong focus on our industry and its needs, and on client service and satisfaction. Our management team has extensive operational and business development experience, and we believe has the skills and expertise to execute our growth strategies.

Our business was founded in 2004 and we were incorporated in Delaware in 2007. Our principal executive offices are located at 1405 Lake Cook Road, Deerfield, IL 60015, and our telephone number is (847) 457-6500.

Information about Segments and Geographic Areas

We operate and manage our business as a single operating segment. The Company’s revenues are principally generated in the United States, which accounted for 89.8%, 89.9%, and 90.1% of consolidated revenues for the years ended September 30, 2013, 2012, and 2011, respectively. Revenues from international business accounted for 10.2%, 10.1%, and 9.9% of consolidated revenues for the years ended September 30, 2013, 2012, and 2011, respectively. There are no significant assets outside the United States.

Our Industry

The construction industry is large and growing

Construction is a major global industry and consists of building new structures, making additions and modifications to existing structures, as well as conducting maintenance, repair and improvements on existing structures. Worldwide construction spending was $8.6 trillion in 2012, according to the Global Construction 2025 study. A total of $153.9 trillion will be spent on construction worldwide during the period from 2012 to 2025, and in 2025 construction is expected to reach more than $15 trillion in annual spending and account for 13.5% of world GDP, according to the same study. The following sets forth data in the geographic markets we currently serve:
• In the United States, as of December 2012, the annualized value of commercial construction put in place, which excludes single-family residential construction, was $740 billion, according to the United States Census Bureau.
• In Canada, as of 2012, construction output was $328 billion, according to Global Construction Perspectives.
• In Australia, as of 2012, construction output was $270 billion, according to Global Construction Perspectives.
We believe the outlook for the construction industry is strong. The industry currently continues to be impacted in certain markets across the globe by slow economic recovery from the global financial crisis, oversupply of occupiable space, and limited availability of credit. However, long-term trends of population growth, deteriorating infrastructure and changing needs for buildings—driven by both socioeconomic and technological changes—all imply a continuing and growing need for construction activity. Overall, global construction spending is expected to grow at a compounded annual growth rate of 4.3% from 2012 to 2025, according to Global Construction Perspectives.

Many diverse participants are involved in construction

A construction project involves the participation of many different organizations, in various roles. The principal participants in the construction process include:

• Owners and Developers. The construction process begins with an owner or developer deciding to undertake the construction of a new building or other structure, or to make improvements or modifications to an existing building or structure. In the case of an owner, the building will be for the owner’s use; and in the case of a developer, the building will be sold or leased to another party. Effectively, any organization can become an owner or developer. The owner or developer will hire architects and obtain financing, insurance and planning permission, but will generally not undertake or oversee the construction activities. For this, the owner or developer will look to hire a general contractor.

• General Contractors. General contractors are selected by the owner or developer to oversee the successful completion of the construction process. General contractors take responsibility for the completion of the project from the owner or developer. They may do a portion of the work themselves, often through wholly-owned subsidiaries, but they generally subcontract the significant majority of the work to subcontractors. General contractors often specialize in one or more types of construction such as residential or commercial building, and may further specialize in, for example, healthcare facilities or highways. General contractors range from those that manage just a few projects in a single market to multi-billion dollar revenue multi-national organizations.

• Subcontractors. Specialty trade contractors perform specialized activities related to all types of construction such as site preparation and excavation, mechanical, HVAC, plumbing, electrical and landscaping work. Specialty trade contractors are most commonly referred to as subcontractors as the general contractor is subcontracting out the work. Subcontractors may elect to further subcontract out portions of their work, creating the potential for a multi-tiered pyramid of participants, all overseen and coordinated by the general contractor, who in turn reports to the owner/developer. Subcontractors can be large multinational organizations, but are more typically small businesses with just a few employees.

• Other Participants. Many other organizations also are involved in the undertaking of a construction project. These may include material suppliers, architects, financing companies, insurance companies, title companies, owners’ representatives, cost engineers and many others. Each fulfills a specific and essential role, at specific stages or throughout the construction project, and has to work in a coordinated manner with other participants to contribute to the project’s successful completion.

The construction industry can be divided into two segments: commercial construction, which includes the construction of buildings, such as offices, factories, warehouses, schools, hospitals and multi-family residential complexes, and the construction of infrastructure such as roads, bridges, sewers, tunnels and other projects; and single-family residential construction, representing the construction of single-family homes. Single-family residential construction is often performed by a specialized set of developers, general contractors and subcontractors, especially in the United States and Canada, and it typically does not require the types of complex collaboration typically found in the commercial construction segment. Accordingly, we view the market for our collaboration solutions as being primarily the commercial construction segment.

Participants face complex collaboration challenges

Each construction project requires a complex collaborative effort between the many different participants that play a part throughout or at different stages of the project’s lifecycle. The participants involved in a project may be working together for the first time, have different working practices, procedures, technology and software solutions, and have limited information about each other. The interaction between the participants begins well in advance of the construction itself—encompassing design, bidding, qualification, contracting and pre-construction—and continues through construction, to eventual close-out and operation. Each step in the process involves multiple, changing participants. The work itself is also ever-changing, with client requirements and in-the-field adjustments often resulting in a large number of modifications to the design and build of the structure, and changes to the scope, sequence and interdependence of participants’ tasks.

The practices used by the industry to manage this complexity have been largely manual, paperbased and inefficient, or have relied on technology solutions not designed for collaboration. As a result, we believe participants face numerous challenges collaborating on construction projects, including:

• Significant administrative overhead burden. The manual processes or technology solutions currently used by project participants are often personnel-intensive and time-consuming and can lead to increased administrative costs.

• Disparate standards, procedures and systems. Inconsistent approaches to sharing information, managing tasks and exchanging critical documentation often lead to miscommunication, inaccuracies, inefficiencies, delays and higher costs.

• Lack of workflow discipline and control. Manual processes make it difficult to ensure that workflows occur in defined steps and desired sequence, and provide limited visibility for effective management and decision-making.

• Inefficient process coordination. In the absence of a common process framework, participants are likely to utilize their own business processes, documentation, information systems and communication methods. This results in inefficiency, duplicative effort and potential confusion about responsibilities.

• Errors, inconsistencies and omissions. Processes such as manually entering data, completing, submitting and reviewing paper documents, verifying conformity of paper documentation with specified requirements and reconciling invoices with work orders often will result in human error requiring data to be reentered, work to be redone, payments to be canceled or rerouted and further reconciliation to be conducted.

• Limited risk management tools. The inability to access timely, accurate and relevant information concerning project status, tasks and participants limits the ability to evaluate and manage the many elements of financial, operational and legal risk each participant is exposed to on the project, an issue exacerbated when an organization’s entire portfolio of construction activities is considered.

• Siloed applications and data repositories. Lack of integration between systems being used by project participants hinders the collection, exchange and sharing of information. As a result, organizations do not have the visibility and control they need to manage construction projects in an efficient manner, exacerbating the other challenges identified above.

The industry is changing in response to the many issues it faces

New challenges as a result of the global financial crisis

The global financial crisis had, and continues to have, a significant and multifaceted impact on the construction industry. Significant downward pressure on construction revenue and profits, the pursuit of business outside of areas of traditional focus and competency, and greater financial instability among the universe of contractors have each required industry participants to significantly change the way they operate. Compounding these challenges, in response to the crisis, many contractors have reduced staff levels significantly, especially in corporate and administrative functions, including information technology departments.

We believe as a result there has been an ever greater emphasis on risk management, efficiency and improved decision making. In response to lower construction volumes but with prospects of recovery, we believe construction executives are placing greater focus on remaining competitive and managing growth while controlling growth in expenses, especially in the back-office.

New approaches to project delivery

There also has been an acceleration of the existing trend in the industry to employ new methods to deliver and finance projects at lower costs and more consistently on a timely basis to owners and developers. These methods often involve greater risk sharing and business collaboration. An example of new ways of organizing project delivery teams is Integrated Project Delivery, a highly collaborative approach in which the participants assembled to construct a building or other structures jointly manage the construction process, enter into multiparty agreements and sometimes share contingencies and profits. Another example is Public Private Partnerships, which are partnerships between a governmental entity and private party in which the private party provides a public service or project, and which are increasingly being used to address challenges in financing projects.

Today’s construction managers require technology solutions to support these new approaches to collaboration, project delivery and financing methods. We believe these solutions must enable project participants to collaborate more effectively, improve accountability and increase productivity.

The industry also is making increased use of technology to achieve these objectives of lower cost and more consistently timely delivery of projects. Tools such as Building Information Modeling for design, laptops and tablets for on-site access to information, adoption of cloud computing to lower technology costs, and geo-location and radio frequency identification technologies on-site and to manage assets are being used ever more frequently.

New focus on risk management, transparency and efficiency

The recent challenges faced by the construction industry have heightened the importance of effective risk management as a critical element of success and profitability for all organizations. We believe senior-level executives involved in managing construction processes now recognize enterprise risk management as a core business process and competency.

A growing number of owners and contractors we believe also recognize the opportunity to drive efficiency in the construction process through a more transparent and automated procurement and delivery process. Contractors benefit by taking on less risk, while owners avoid unwelcome surprises and gain greater control of the project outcome.

Reduced construction volumes and more intense competition have put direct pressure on profit margins, resulting in an increased focus on both reducing costs and aligning costs to project volumes, eliminating fixed costs and non value-added support and administrative activities.

New opportunity for on-demand business collaboration solutions

The ability to navigate today’s construction complexities, and to effectively facilitate the coordination and collaboration of project participants is critical to increasing productivity, lowering costs, managing risk and enhancing transparency. In order to meet this challenge and as companies seek to support growth while limiting costs, we believe industry participants are increasingly willing to adopt software solutions. The importance of these solutions to participants throughout the construction industry and each construction project creates an opportunity for new approaches and solutions focused on collaborative processes, and for solution providers to experience significant demand and capture a greater share of the industry’s technology spend.

We believe software solutions delivered on an on-demand basis and by a neutral third party rather than as the in-house solution of a particular project participant—are necessary to meet this demand. Such solutions can facilitate the exchange of data and information between and within participants in a cost-effective, flexible, scalable and secure manner.

Gartner, an industry research firm, estimates worldwide total end-user spending for cloud application services within the enterprise application software markets will grow at a CAGR of 19.1% from $10.7 billion in 2010 to $32.2 billion in 2016. Gartner also has identified the construction industry as being among those sectors taking the least advantage of technology, spending only 1.1% of revenue as compared to more than 6.0% for the leaders in technology usage such as the banking and financial services industry. We believe the trends described above will drive the construction industry to increase its investment in technology at an accelerating rate.

Our Solutions

We are a leading provider of on-demand business collaboration software solutions to the construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors, subcontractors, architects and the many other participants on a construction project. Our solutions address the several challenges associated with the traditional paperbased and personnel-intensive manual approaches or with technology solutions that were not designed for collaborative processes, and support many of the trends currently occurring within the industry. Our solutions combine the ease-of-use and ease-of-deployment of on-demand technology with our industry-specific process expertise and comprehensive client support to deliver immediate and substantial benefits to our clients. We believe our solutions benefit our clients because they are:
• Designed specifically for collaborative processes. Our collaboration solutions facilitate the sharing and exchange of data between and within organizations, and interface with organizations’ existing accounting, enterprise resource planning and other systems. Data, documents and information can be shared between organizations so that all parties have a single view of the status of the project. All our solutions include robust workflow tools to ensure that necessary steps are carried out in the right sequence by appropriately authorized users.
• Developed to meet the needs of the construction industry. Construction projects and the commercial construction industry have specific business processes and practices that require unique solutions to effectively support them. Non industry-specific invoicing, document management or contract management solutions typically do not have these features. Our solutions are built with the unique requirements of construction in mind, and we have a strong and knowledgeable client services team responsible for sales, implementation and ongoing support that has specialized expertise in the needs of our clients.
• Delivered through a trusted and neutral third party. With our collaboration solutions, we act as a neutral third party in hosting, providing access to and facilitating the exchange of information that is valuable to the participants interacting in the construction process. These participants may, however, have potentially conflicting incentives and interests, and differing views as to the status of their interaction. We believe our success in driving adoption of our collaboration solutions derives in part from the benefits that all participants see in having a single shared, negotiated-and-agreed-upon and transparent view of a project.
• Valuable to all participants. It is a core principle of our application design that our solutions provide benefits to all users, independent of their specific role or responsibilities on the project. Our solutions seek to achieve reduced costs, better-managed risk, and improved visibility and better decision-making for each owner/developer, general contractor, subcontractor, architect, material supplier and other third parties involved in the construction project.
• Interfaced with existing enterprise systems. Our solutions recognize that our clients have existing systems for enterprise resource planning, accounting, document management, project management and project scheduling, among others, that represent significant investments for our clients and support business processes that would be highly disruptive to change. As a result, we interface our solutions with these systems in order to leverage and protect existing investments, facilitate business processes and reduce or eliminate duplicate data entry.
• Easy to implement. Our collaboration solutions are offered on-demand over the Internet, and can be fully configured to meet clients’ specific needs and business practices without customization. This allows our clients to deploy our solutions enterprise-wide and for all construction projects without significant upfront capital investment, involvement of the organization’s IT departments, or professional services implementation or customization activities. Our clients can begin to use our solutions and then fully deploy them across their organization in a very short period of time.
• Easy to use and adopt. Our solutions are designed to be intuitive and easy-to-use, utilize terminology, processes and forms that are familiar to construction industry participants, and feature a web-based interface that is familiar to most computer users. Our solutions are configurable through various parameters to meet the specific needs of the client, and we are able to leverage our extensive experience of implementation within the construction industry to quickly achieve implementation in conformance with best practices. We find that clients are highly self-sufficient with our solutions within a short period of time.
• Accompanied by high levels of training and support to all users. Our solutions are used by many participants with various roles and expertise. To support this, our client services teams provide extensive initial and ongoing training and support for all end-users, regardless of their role on a project.

• Secure, robust and auditable. Our solutions support mission-critical processes and handle sensitive data that must be available and yet secure. We have designed our systems and infrastructure to provide enterprise-class security and uptime. Our platform has undergone periodic security audits and evaluations by our clients and independent auditors, in conjunction with our ongoing SSAE 16 compliance program. The security and vulnerability of our solutions also is tested and assessed periodically by qualified independent third parties. All events undertaken by users in our system are logged, providing a level of auditability of actions and interactions unavailable with traditional processes.
Our Key Business Attributes

Our business of providing software solutions to the construction industry has the following key attributes:

• Large, attractive market. The construction industry is an important part of the global economy and affords us a large market in which to sell our solutions both in our current markets of North America and Australia and New Zealand, and in new geographies. The industry continues to lag in its use of technology, and we also will seek to add to our suite of solutions to expand our value proposition to our clients and create new revenue opportunities for us.

• Next-generation approach to solving the collaboration challenges facing our clients. We believe ours is a disruptive approach to solving business-to-business collaboration challenges, which is enabled by the emergence of on-demand solutions as a reliable solution delivery method and is founded on the principles of a neutral third-party solution providing benefits to all participants. We believe this approach can be applied to many processes and industries.

• High recurrence of fees. Our collaboration solutions are integral to our clients’ operation of their business. We seek to establish enterprise relationships with our clients so that all their current and future projects will be managed on our collaboration solutions. This results in recurring additions of new projects and the ongoing management of these projects on our solutions by our clients. Because our revenue is derived primarily from fees driven by construction project activity, monthly fees and subscription fees, this in turn results in a high recurrence of our fees.

• Favorable timing of cash flow. Clients typically pay us fees upfront or in advance of solution usage. We also generally collect the majority of these fees electronically thereby reducing invoicing and collection activity and accelerating our cash flow.

• Predictable reported revenue. The nature of the construction industry and our clients’ operation of their business generally results in low volatility over reporting periods in the number and construction value of projects each client is working on. Our close working relationship with our clients has provided us additional insight into their business activity and the number and construction value of projects each client will manage on our system. In addition, because we have a large number of clients, the aggregate number of new projects added to, and of projects being managed on, our solutions benefits from a portfolio effect. Furthermore, projects with similar construction value historically have generated like amounts of fees over their duration. These factors, combined with the high recurrence of our fees and our recognition of revenue ratably over future periods, have historically resulted in predictable reported revenue. For example, over the eight quarters ended September 30, 2013, a period over which the compounded quarterly growth rate of our reported activity-driven revenue was 12.9%, between 92% and 95% of our reported activity-driven revenue in each quarter resulted from projects that were added to our solutions in prior periods.

• Highly defensible market position. We believe our industry expertise, leading market share, large installed base and strong intellectual property portfolio represent significant barriers to successful competitive entry. In addition, our ability to interface with our clients’ other enterprise systems further enhances our competitive position. Our client services, technology and development resources are dedicated to creating, enhancing and optimizing a balanced value proposition for all of our clients and supporting collaborative processes in our target markets.

• Ability to differentiate through our business and technology approach. There are many technology providers targeting the construction industry that offer point solutions. However, these providers generally do not integrate their solutions with other enterprise software, do not support their solutions with a strong client service capability, and do not have the resources to support significant investment. We believe that our business capabilities and technological approach allow us to address these issues, for both our internally-developed and acquired solutions. As demonstrated by the acquisitions we have made since 2010, we are able to successfully identify and acquire companies and software solutions that add to our existing capabilities and suite of solutions, and whose business opportunities are enhanced by being part of our organization.

• Focus on quality of service. Our focus is to consistently deliver high-quality service to our clients. Our solutions support mission-critical processes and time-sensitive interactions and communications. As such it is essential to our clients’ satisfaction with our solutions that we provide all our clients timely and accurate responses to their support requests, effective training and successful implementation and roll-out of our solutions. Client service and support is a cornerstone of our value proposition, and we believe it is a significant differentiator versus other technology providers in the construction industry and an essential element of our long-term success.

• Experienced, proven management team. Our senior management team has significant operating and service delivery experience. Using this experience, we have focused on delivering benefits to our clients through our solutions, making improvements to our existing solutions, expanding our suite of offerings to our clients, and expanding our client base. Management’s extensive knowledge of the industry and their ability to identify opportunities for growth through both internal product development and strategic acquisitions has enabled us to establish a strong market position. Our founders occupy leadership positions in our company and continue to shape the vision and culture of our organization.

Our Strategy

We intend to leverage our existing solutions and industry presence to become the industry standard for collaboration and related solutions in the construction industry, both domestically and in targeted international markets. Longer term, we also intend to apply our solutions to other industries in which similarly complex collaboration and contractual arrangements exist to expand the scope and size of our market opportunity. The key elements of our strategy to accomplish these objectives are as follows:
• Increase our market penetration of the construction industry. We intend to actively pursue new client relationships with owners/developers, general contractors and subcontractors that do not currently use our solutions. Use of our solutions is frequently mandated by one organization to other project participants. We believe this provides us with the opportunity to demonstrate the value of our solutions to participants that are not our clients and to expand that initial contact into a sales process. For example, we estimate that of the 100 largest general contractors in the United States, based on data reported by Engineering News-Record, 34 have been a participant on a construction project that used CPM for invoice management, but that only approximately one-third of these general contractors are enterprise clients for CPM. We intend to focus our existing sales and marketing capabilities on large, strategic owners/developers and general contractors, as such clients can generate significant, multi-year growth. At the same time, we plan to launch solution and channel initiatives that target smaller industry participants in a cost-effective fashion. We also intend to selectively pursue large-scale individual project opportunities that we believe can provide the basis for exposure to new potential clients.
• Expand our suite of solutions. We believe we have the opportunity to expand the scope of our solutions to address business processes we currently do not support and to integrate our solutions into a single platform solution to increase the benefits and value of our solutions to our clients. We plan to continue to use our domain expertise in construction and to work closely with our clients to identify and develop new applications, features and functionality. Examples may include project management, expanded functionality for bid management, management of disadvantaged business enterprise programs and requirements, and data solutions and analytics.
• Pursue acquisitions of complementary businesses. We believe that acquisitions of complementary businesses can help us expand our suite of solutions more rapidly, enter into new markets, expand our client base and increase the knowledge and skill sets within our organization. We believe we can enhance the value of acquired solutions through our financial, technical and other resources, industry presence and their integration into our existing suite of solutions. We have previously completed three acquisitions, GradeBeam, Submittal Exchange, and PlanSwift, as part of this strategy. We believe there are several technology providers that we potentially could acquire and integrate into our suite of solutions. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish these and other strategic objectives.
• Increase our client penetration. We believe that our broad portfolio of solutions and strong client relationships create a significant opportunity for us to cross-sell additional solutions to our existing clients, as very few of our clients currently use more than one of our solutions. We also intend to add additional solutions to our technology suite that would address additional processes in the construction lifecycle, and we plan to integrate both our current and our future solutions into a single platform solution. We believe these initiatives will significantly increase the value of our solutions to our clients, further strengthen our competitive position and drive increased adoption of multiple solutions by our clients. Furthermore, we believe there are opportunities at many of our clients to increase the utilization or adoption of our solutions to include a greater number of their projects. Examples include expanding into additional areas of our clients’ construction business, making it easier for our clients to drive use of our solutions with their business partners, increasing usage of our solutions on smaller projects and increasing the number of client locations or users that are using our solutions.
• Expand globally. We believe a substantial opportunity exists to grow sales of our solutions globally. We have developed, through both our internal efforts and as a result of close relationships with multinational clients, an understanding of the structure and practices of the construction industry in many other countries and believe that the value proposition of our solutions applies to these markets. To date, substantially all of our revenue has been generated from clients located in the United States and Canada. However, in certain markets, due to local business practices and regulations, we believe our value proposition could be even stronger than in our established markets in North America. For example, in Australia, our CPM solution can help clients address their legal obligations under securities of payments legislation and manage the significant related administrative burdens. Certain of our large current and potential construction clients also have or are seeking to establish international operations, and have indicated their interest that we support their current or planned international operations, especially as they seek new growth opportunities outside their traditional North American markets. We have served clients in Canada since 2009, and in October 2012, we entered into a joint venture to begin operations in Australia and New Zealand. PlanSwift also is offered in several international markets through a network of distributors and resellers. We believe we have accumulated significant experience with the process necessary to enter new markets successfully.
• Increase the number of industries we serve. Our solutions are designed for complex collaborative environments with significant subcontracting activity. We believe that these characteristics exist in several industries in addition to the construction industry. While we currently do not operate in these other industries, we believe based on our research, which consisted of our review of publicly available industry studies and interactions with companies operating in these industries, that there could be demand for our solutions in these other industries. Specifically, we believe that the mining and the oil and gas exploration and production industries experience many of the same challenges faced in the commercial construction industry. We believe that our joint venture in Australia, and certain existing construction clients in North America that also currently operate in these industries, can provide us a means of entering these adjacent industries. We also may seek to establish new partnerships or joint ventures, or pursue acquisitions of complementary businesses to facilitate our entry into these markets.
We currently offer a suite of on-demand software solutions as part of an overall portfolio and strategy to support project participants’ business processes and interactions at various stages of the construction process, as well as the subsequent operation, maintenance and remodeling of a structure. Our current suite of solutions includes:

Construction Payment Management

CPM facilitates the exchange of invoice documents, supporting documentation and lien waivers for fast, secure electronic payment, which reduces errors, administrative overhead and the risk of claims.

CPM was our first solution—introduced in 2006—and remains our most widely-used solution, accounting for 62.8%, 75.0% and 93.9% of revenue in fiscal 2013, 2012 and 2011, respectively. The decline in 2012 reflects the addition of Submittal Exchange and GradeBeam to our suite of solutions, and the decline in 2013 reflects the addition of PlanSwift to our suite of solutions. CPM has been used on over 13,000 projects, representing approximately $138 billion in construction value, by more than 300 major general contractors and the more than 45,000 subcontractors that worked on those projects. Based on management estimates, approximately $2.5 billion in invoices are managed on our solution monthly, with peak daily volumes of payments initiated by our CPM solution in excess of $100 million.

Our CPM solution provides the following capabilities and features to participants involved in construction projects:

• A disciplined, standardized online approach to generating, collecting, reviewing and routing invoices based on shared entry of and access to data and sophisticated workflow tools.

• Electronic exchange of data and documents, and automated creation and storage of all monthly invoice and supporting documents.

• Sophisticated and highly configurable tools to manage subcontractor compliance with project-specific requirements.

• Secure disbursement approval, automated generation of payment instruction files and upload of those files to the applicable financial institution to effect secure payment.

A key differentiator of CPM from other solutions in the marketplace is its ability to handle the generation and exchange of lien waivers or equivalent documents. In the United States, when general contractors, subcontractors (including subtier contractors) and other project participants perform work during a construction project, a lien is automatically generated under state law. The lien attaches to the real property in order to protect the contractor’s right to payment for its efforts. This process creates a security interest, or lien, in the property, which will continue to exist until it has been satisfied or waived. Lien waivers are the mechanism by which the claimant’s rights under state law are extinguished, and are therefore critical legal documents. The process by which such liens are created and performed varies by jurisdiction, and hence the forms of these waivers vary by jurisdiction and client preferences. Accordingly, the proper preparation and presentation of lien waivers is a key element in the process by which general contractors and subcontractors are compensated.

Historically, participants have exchanged lien waivers through a paper-based manual process that occurs with each invoicing cycle. The paper-based process can result in the exchange of improper and incorrectly or partially completed forms, resulting in a significant lien-related risk and a significant administrative burden to manage this process.

CPM allows owner/developers or general contractors to select the appropriate form of lien waiver for the project, ensures that the right information is included and ensures that the amount shown on the lien waiver matches the agreed invoice amount. These are all significant challenges for the traditional paper-based manual process. Furthermore, CPM facilitates collection and tracking of subtier lien waivers and the application of payment holds if the waivers are missing. Management of the subtier lien waiver process can be particularly challenging with manual processes.

Although such liens do not exist outside of the United States, similar concepts apply in other jurisdictions, such as security of payments legislation in Australia. Our CPM solution is designed to be able to support both the United States lien paradigm and other applicable legal frameworks.

Our solution ensures that, in the creation and exchange of invoices, lien waivers or their equivalent, and other supporting documents, the documents specified by the general contractor or owner/developer are correctly completed and not modified in the process. Our clients provide and specify the forms of legal documents exchanged on a project-by-project basis.

CPM also helps project participants in monitoring and submitting evidence of compliance with project-specific requirements. These are requirements that are established by general contractors on each construction project as part of their business practices and in response to owner/developer mandates, applicable regulations, insurance or other items. These requirements can also include items such as disadvantaged business entity certifications and safety, payroll and contract documentation. This process is often referred to in the construction industry under the broad label of ‘‘compliance management.’’ CPM provides automated notification of impending compliance document expiry, automated payments holds for non-compliance as selected by the general contractor and significantly enhances subcontractor visibility into their compliance status.

Upon completion of the invoicing process, we arrange for funds to be disbursed from the payor’s bank account directly to the payee’s bank account. To do this, we utilize the ACH Network in the United States and similar systems in other countries. Under our current business model, however, we do not take custody of the funds in the transfer process.

We recently launched CPM-Business, a new version of CPM specifically created to address the needs of mid-market owners and general contractors. The current CPM solution is now called CPM Enterprise.

Submittal Exchange

The Submittal Exchange family of solutions—which includes Submittal Exchange, Submittal Exchange for Design and Submittal Exchange for Subcontractors—are our project management solutions. They provide functionality that facilitates the exchange of critical project documents (such as construction submittals, requests for information, supplementary information, daily reports, contracts, change orders, meeting minutes, drawings, specifications and photographs), thereby increasing efficiency, facilitating communication and ensuring proper audit trails and archival.

These products became part of our suite of solutions as a result of the acquisition of Submittal Exchange, LLC in November 2011. Submittal Exchange solutions accounted for 16.4% and 13.0% of revenue in fiscal 2013 and 2012, respectively.

Submittal Exchange is extensively used by owners/developers and architects in addition to general contractors and subcontractors, and has been deployed on over 4,000 projects since its launch in July 2005. These solutions cover the entire lifecycle of a project and provide the following capabilities and features to participants involved in construction projects:
• Highly configurable step-by-step workflow tools for collecting, reviewing, tracking and routing project documents.
• Single document repository with version control and document history.
• Comprehensive design document sharing and detailed upload and download histories.
• Automatic workflow notifications, generation of cover sheets and supporting documents, and full audit history of all workflow actions.
Bid Management

GradeBeam enables general contractors to efficiently identify suitable subcontractors and to invite them to bid on project work, resulting in better bids as well as more opportunities for subcontractors. We believe GradeBeam is one of the largest online networks of industry contractors, as measured by the number of organizations in our solution’s database and based on data either reported by our competitors or estimated by us. As a result, we believe GradeBeam provides our clients better opportunities to identify suitable contractors for the work for which they are seeking bids. The solution is used to issue over 9 million bid invitations annually.

We acquired substantially all of the assets of GradeBeam LLC including its GradeBeam invitation-to-bid solution in October 2011.

GradeBeam is focused on the bidding phase of a project and provides the following capabilities and features:
• A database of more than 600,000 construction organizations with detailed profile data, such as trade capabilities, areas of geographic coverage and other relevant bidding selection criteria.
• Sophisticated search tools to identify suitable potential bidders.
• Tools for managing interactions with bidders, including automated generation and delivery of customized invitations-to-bid to potential bidders.
Other Solutions

Pre-Qualification Management

PQM addresses the challenges facing owner/developers and general contractors in effectively assessing potential project participants’ qualifications for and ability to successfully execute a construction job. We introduced PQM in October 2009.

Our solution allows for the collection, review and evaluation of prequalification information, including financial and safety information, according to specific business requirements, while also allowing subcontractors to fulfill multiple requests from a set of information that they need enter only once. PQM provides significant efficiency gains for all participants and increased visibility as to prequalification status. Most importantly, we believe the collection and effective evaluation of prequalification information is the single greatest opportunity to manage risk on a construction project.

Greengrade

Greengrade significantly simplifies and streamlines the collection and submission of information necessary to obtain LEED Certification in the United States and Canada. According to the United States Green Building Council, which administers LEED in the United States, nearly 50,000 projects are currently participating in the program. We added Greengrade to our solution portfolio as part of the acquisition of Submittal Exchange, LLC in November 2011.

Greengrade provides workflow and document management tools that enable a user to manage task creation and achievement against the specific criteria and points system utilized in awarding different levels of LEED certification.

PlanSwift

In order to generate an accurate bid for construction work, the plan drawings must be reviewed and an accurate determination of dimensions, such as the length and height of a wall or the square footage of an area, and of units, such as the number of electrical outlets, must be made. This process is referred to as take-off. Prices per unit, wastage rates, and other factors can then be applied to take-off results, and by adding other costs such as labor, overhead and other items, a complete estimate of the cost of the work to be performed can be obtained.

PlanSwift provides advanced functionality that enables users to perform complex take-off tasks from digital plans, and to use the quantities thus determined as the basis for estimation of material, labor, and other costs associated with a project. This approach replaces and improves the traditional method of manual measurement and unit count from printed plans and the use of paper or spreadsheet-based methods for estimating costs. Take-off and estimating is an activity performed by subcontractors, material suppliers, manufacturers, and general contractors.

Contractor Default Claims Management

Contractor Default Claims Management supports the process of documenting a claim under Zurich North America’s (‘‘Zurich’’) industry-leading proprietary subcontractor default insurance program, Subguard. We developed this solution for Zurich and host and operate it on its behalf. The system leverages our CPM and PQM solutions to automate much of the document creation for claimants. We believe the benefits will include time savings, reduced claim preparation and review costs, better transparency and communication between the claimant and claim reviewer and faster claims payment. Revenue from this solution was immaterial in fiscal year 2013.

BidOrganizer

We recently launched BidOrganizer, a new solution designed to help contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations. Designed specifically for contractors, BidOrganizer centralizes and organizes all bid invitation information—independently of the system used to issue the invitation—including grouping multiple invitations by project, and tracking bid due and other critical dates. BidOrganizer allows the contractor to grade bidding opportunties and plan cash flow and resource needs. By presenting the information in an online dashboard and consolidating information across the entire organization, BidOrganizer allows contractors to identify the right opportunities to pursue instead of allocating time and resources on unsuitable bid invitations.

Interfaces

Interfaces are an integral part of our solution strategy. Our solutions interface with a variety of job cost, accounting, scheduling, planroom, imaging and document management systems. Information that is exchanged includes contracts, owner change orders, subcontractor change orders, invoices, payments, compliance and document images.

By enabling our solutions to interface with existing systems, we reduce duplicative data entry, resulting in significant efficiencies and eliminating data re-entry errors. In addition this allows us to protect and leverage the investment our clients already have made in these systems, limit the extent of the business process re-engineering required within the client organization and ensure these systems contain correct and up-to-date data. Interfacing with our clients’ systems, we believe, increases the value of our solutions, embeds our solutions into their processes and increases the stickiness of the relationship.

Our Clients

We offer our solutions to the many different participants involved in construction. These participants may include owners/developers, general contractors, subcontractors, architects, material suppliers and others. Our collaboration solutions have been used by more than 3,000 general contractors, owners/developers, and architects. This includes 62 of the 100 largest general contractors in North America, as ranked as of May 2013 by Engineering News-Record based on annual construction revenues. In addition, based on management estimates, approximately 300,000 subcontractors were active on our solutions during fiscal 2013. No single customer directly accounted for more than ten percent of our revenues in 2013. When we include the revenues generated both directly from a client and from the subcontractors working on projects the client controls, then the construction project activity of our top ten client relationships accounted for 29.2% of our revenue in fiscal 2013 and our single largest client relationship, with the PCL family of companies, accounted for 8.8% of our revenue in fiscal 2013.

Our Focus on Client Support

Our solutions support critical processes and time-sensitive interactions. As such, we have prioritized high levels of client support and created a client service organization and culture that provide timely, thorough and personalized support for every participant who comes in contact with our solutions. Client service and support is a cornerstone of our value proposition, and we believe a significant differentiator from alternative approaches and an essential element of our long-term success.

Our client services team provides live phone-based support for all users. In addition, our large owner/developer and general contractor clients are each assigned an account team that works with the client from planning through implementation and ongoing support. This approach provides continuity and in-depth knowledge of the client’s processes and the solution configurations applied to support them.

We provide unlimited training and support, which for CPM and PQM often requires a significant amount of in-person, on-site time to effectively support large owner/developer and general contractor clients. Subcontractors using CPM or PQM and users of our other solutions are generally implemented and supported over the phone or the web. We utilize a variety of training and support methods including on-site classroom training, online tutorials, webinars and phone support.

Our Technology, Operations and Development

Technology Platform

Each of our collaboration solutions was designed from inception as a software-as-a-service (‘‘SaaS’’) solution with an on-demand architecture. Our clients access our collaboration solutions through a standard web browser. Our solutions each use a single code base, which results in all of our clients running on the current version of the software. We do not offer our collaboration software for purchase or behind-the-firewall operation, nor do we customize our collaboration solutions for any of our clients.

Our technology platform is designed to deliver several key success factors:
• Configurability. Our approach has been to design our collaboration solutions to be highly configurable, in order to support our clients’ existing business processes, workflows and organizational hierarchies without the need for customization.
• Scalability. Our existing infrastructure supports large transaction volumes and peaks in site traffic as required to meet our clients’ requirements. Spikes in traffic are handled by allocating capacity automatically using server virtualization and other infrastructure capacity management techniques. We closely monitor utilization of all aspects of our collaboration solutions and our platform to ensure our clients experience good performance and for capacity planning purposes. Our infrastructure has been designed with sufficient capacity to meet current and near-term capacity needs, and to be expanded to support our future growth.
• Reliability. Our infrastructure is designed to provide high levels of uptime, performance and redundancy.
• Security. Our solutions—and in particular our CPM solution—handle mission-critical business processes and sensitive data. Security is of paramount importance to us. We enforce a consistent approach to roles and rights within our solutions, and these restrictions limit access to functionality to only those individuals as authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously, including periodic security audits and penetration tests conducted by our clients and third parties.
Technology and Development

Our technology and development organization is focused on developing new solutions and enhancing existing solutions, interfacing our solutions to clients’ existing software, conducting software and quality assurance testing and improving our core technology.

Our development methodology, in combination with our on-demand delivery model, allows us to release new and enhanced software features on a quarterly or more frequent basis. We follow a well-defined communications process to support our clients with release management. We patch our software on a regular basis. Because all of our clients are running on a single version of each of our solutions, we do not need to maintain multiple engineering teams to support multiple versions of the code.

As a result of our market position, we believe that our research and development efforts are uniquely positioned to benefit from input from our clients and prospects. This input enables us to continually develop new functionality while enhancing and maintaining our existing solutions.

Our technology and development organization is located primarily at our Deerfield, Illinois and Des Moines, Iowa facilities. We also employ a small number of research and development staff that are located remotely to our offices.

Our technology and development expenses were , $18.1 million in fiscal 2013, $11.1 million in fiscal 2012 and $6.2 million in fiscal 2011. As a percentage of revenue, our technology and development expenses were 51.1% in fiscal 2013, 51.3% in fiscal 2012 and 58.7% in fiscal 2011. We have focused our technology and development efforts on continuously improving our solutions, including functionality innovations as well as platform extension. We expect technology and development expenses to increase as we expand our suite of solutions and enhance our technology infrastructure.

Operations

We deliver our collaboration solutions to our clients using two primary approaches:

• For CPM, PQM, and GradeBeam, we own the operating infrastructure. This infrastructure is physically hosted at secure third-party data center facilities operated by Latisys Corp and located in Oak Brook, Illinois, for CPM and PQM, and operated by Savvis and located in Chicago, Illinois, for GradeBeam. We contract for the use of these data center facilities, and we believe there are several alternative providers.

We engineer and architect the actual computer, storage and network systems upon which our suite operates and deploy them to the data center facility, which provides physical security, including manned security, 365 days a year, 24 hours a day, seven days a week. We provide system security, including firewalls and encryption technology, and conduct regular system tests and vulnerability assessments and provide advance notice when maintenance is performed. In the event of a failure, we have engineered our CPM and PQM technology architecture to operate out of backup data center facility located at our headquarters in Deerfield, Illinois. This data center also hosts our development and testing environments. We conduct regular tests of the efficacy of these failover arrangements for business continuity.

• Our other collaboration solutions utilize third-party on-demand cloud services, specifically Amazon’s Elastic Compute Cloud service. This has allowed us to scale the operating infrastructure on an as-needed basis to efficiently and cost-effectively support our growth. We also utilize the Amazon Elastic Compute Cloud service to provide backup infrastructure for our GradeBeam solution.

The security and vulnerability of our collaboration solutions is tested and assessed periodically by qualified independent third parties. We believe that we have not experienced any unauthorized access to our systems. We have been subjected to various intrusion attempts and other actions designed to disrupt our ability to deliver service to our clients but these have not to our knowledge had any material effect.

Our Sales Approaches

Sales

We market and sell our construction collaboration solutions to our clients through the following sales channels, each tailored to reflect the solution and our clients’ preferences.

Enterprise Relationships

We generally seek to establish an enterprise relationship with owners/developers and general contractors, particularly in the case of our CPM, PQM and GradeBeam offerings. These solutions provide significantly greater benefits if deployed to manage all of the client’s construction projects. Enterprise relationships require buy-in and commitment at the highest levels of our clients’ organizations and a commitment to enterprise-wide deployment of the solution. In our experience, this requires an in-person, relationship-driven, consultative approach with a high degree of product and domain expertise on the part of our employees. Furthermore, both our clients and we desire to ensure continuity between the sales activities, business process reengineering, implementation and configuration, and training and ongoing support.

We have therefore structured our organization such that enterprise relationship prospecting, sales, account management and support activities are performed by our client services group. This group consists of professionals organized by geography, with responsibility both for specific owner/developer and general contractor clients, and for contributing to supporting our subcontractor client base on an as-needed basis. Through both our training activities and exposure to our clients, our client services professionals become experts in our solutions and in their application to the construction industry.

As of September 30, 2013, our client services group consisted of 74 professionals. We intend to continue to grow our client services group in order to expand our client base and ensure a continuing high level of service and support to our clients.

Remote Sales

Certain of our products are well suited to be used on a single project and do not require enterprise-wide deployment. Our Submittal Exchange and Greengrade solutions in particular are primarily sold on a project-by-project basis, although more than 80% of new projects are from existing clients and represent recurring activity, often without sales activity or intervention by us.

In addition, our sales to the subcontractor community of GradeBeam, PQM, BidOrganizer and PlanSwift are generally transactional and reflect the lower cost and complexity of these solutions.

To address this market we operate dedicated direct sales groups that market to, contact and support prospective clients remotely, primarily using email, webinars, telephone and other appropriate methods. As of September 30, 2013, our direct sales force consisted of 87 employees. We intend to grow this capability significantly in order to address the market opportunity we believe is available to us, as well as to support new product and segment initiatives.

Marketing

Our marketing efforts and lead generation activities consist primarily of client referrals, Internet advertising, telemarketing, trade shows, industry events and press releases. Our marketing programs target existing and prospective clients’ executives and senior business leaders.

Strategic Relationships

We have entered into a limited number of strategic relationships that we believe allow us to provide our clients with a better experience, increase our visibility and reach in the commercial construction industry, and facilitate our geographic expansion.

Enterprise Resource Planning System Providers

Our CPM solutions are frequently interfaced with enterprise resource planning or accounting systems already in use by our clients.

In order to facilitate the set up and operation of these interfaces, we have established strategic relationships with several of the enterprise resource planning providers that are prevalent in the commercial construction industry, including CMiC, Viewpoint Construction Software, Sage North America and Computer Guidance Corporation. We are able to interface our systems to vendors with which we do not have such a relationship, but have found these relationships to be helpful in providing a more rapid and effective implementation and improved ongoing operational experience for our clients, and expect to continue to pursue such relationships. In particular, we intend to establish additional relationships in international geographies in which local enterprise resource planning providers may have significant market share or otherwise enable us to provide our clients with a better experience.

Industry Associations

Several industry associations exist that serve the commercial construction industry. We have sought and will continue to seek to establish strong working relationships with these associations, such as those we have established with several chapters of the Associated General Contractors of America and the American Subcontractors Association. We believe that these relationships can provide us with considerable insight into the needs of their members, allowing us to prioritize and develop solutions that better address the needs of the industry, and that these associations can help us market to their members. In some cases, we have established relationships that include endorsement of our solutions and a referral program for the associations or their chapters to reflect their role in assisting us in selling to their members.

Minter Ellison Joint Venture

Minter Ellison is a leading law firm based in Australia serving clients in Asia Pacific and across the world. Minter Ellison has a construction industry practice that advises extensively on construction and infrastructure development, particularly in project delivery models (including relationship-based and collaborative models), traditional procurement methods and risk management strategies. Minter Ellison’s technology-focused subsidiary, Safetrac Pty. Ltd. ("Safetrac"), offers on-demand software solutions, providing a range of legal compliance, policy compliance, risk management and behavioral compliance training and testing products.

In October 2012, we established a joint venture with Minter Ellison and Safetrac to form Textura Australasia Pty. Ltd. to bring our construction collaboration solutions to the Australia and New Zealand markets. We believe that the local relationships, infrastructure and support capabilities of Minter Ellison and Safetrac, combined with our expertise and solutions, will facilitate our entry into these markets.

Zurich North America

We have a strategic relationship with Zurich North America (‘‘Zurich’’), a leading provider of insurance products to the construction industry. Zurich provides clients of its proprietary Subguard risk management product with a premium discount if they implement both CPM and PQM. We believe this reflects Zurich’s recognition of the value of using our CPM and PQM solutions in mitigating its insurance clients’ risk profiles. We do not receive compensation from Zurich for this arrangement. In addition, we have built a claims management system, Contractor Default Claims Management, that Zurich uses in connection with Subguard. Revenue from Contractor Default Claims Management was immaterial in fiscal year 2013.

Our Competition

The intensity and nature of our competition varies significantly across our different solutions. We face competition both from point solution providers, including traditional software vendors and other on-demand software vendors, and from enterprise resource planning and project management solution providers that may address several functional elements of our solutions, but that may not be designed specifically for the construction market. We also compete with internally-developed and maintained technology solutions. Our current principal competitors include:
• CPM. We face limited competition due in large part, we believe, to the complexity of the required solution, the specific needs of the construction industry and the absence of third-party solutions that provide our lien waiver functionality. Competitive solutions that may address part of our functional capabilities include GC Pay in the North American market and ProgressClaim.com in Australia; enterprise resource planning solutions both specialized to the construction industry such as Viewpoint, the Sage family of products, CMiC Open Enterprise and eCMS and other non-specialized solutions, such as JD Edwards Enterprise One, and various solutions offered by Oracle and SAP; and document management solutions such as Aconex.
• Submittal Exchange. We face competition from several project management solution providers, in particular from those that are specialized in the construction industry. Such competitors include Meridian Systems, Newforma and Procore Technologies.
• GradeBeam. We face competition from other invitation-to-bid systems for commercial construction, including iSqFt and SmartBidNet. Certain project management and enterprise resource planning solutions also have invitation-to-bid or bid management functionality.

• PQM. PQM is most often being used to replace paper-based processes or to establish prequalification processes that do not currently exist. Available alternatives include in-house solutions using online form submission tools, invitation-to-bid systems and vendor review and verification services.
• Greengrade. We face competition from other LEED submission management technology solutions including LoraxPro and GreenWizard. Greengrade also faces competition from services provided by many specialized consulting firms, architecture firms and construction management consultancies.
In addition, PlanSwift competes with several take-off and estimating solution providers including On Center Software, eTakeoff and Cloud Takeoff; trade-specific take-off solutions such as ConEst (for electrical trades); and the estimating capabilities or modules of enterprise resource planning solutions such as Viewpoint, the Sage family of products, CMiC Open Enterprise and eCMS.

The principal competitive factors in our industry include solution functionality and scope, level of integration with other enterprise systems, ease of implementation and use, performance, security, scalability and reliability of service, brand, reputation, domain expertise, relationships within the construction industry, and financial resources of the provider. We believe total cost of ownership to be a lesser factor for most general contractors; however, cost is a significant factor in competing for subcontractors. We believe that we compete favorably with our competitors on the basis of these factors. However, some of our existing or potential competitors may have greater financial, technical, marketing and other resources, and there is no assurance that we will be able to continue to compete effectively.

Our Intellectual Property

Our intellectual property and proprietary rights are important to our business. To safeguard them, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions.

We hold 41 granted patents and allowed applications in the United States and internationally. Our patents cover systems and methods relating to various aspects of document generation, transfer and storage as well as the management of payments for construction projects in a computer-based system. Among other things, our patents address document storage and access, management of invoicing and direct payment in hierarchically tiered projects, single system-level user and organization registration, automated alerts and notification-based workflow process management. Although originating in a web-based construction project payment management context, several of our patents contemplate and extend to other technologies (e.g., handheld devices), customized user/organization environments and even some non-construction project situations. We will also continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology and service that we believe constitute innovations providing significant competitive advantages.

We have 54 additional patents pending with the United States Patent and Trademark Office and international patent offices. We will also continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology and service that we believe constitute innovations providing significant competitive advantages.

We have registered our ‘‘Textura,’’ ‘‘Textura Construction Payment Management,’’ ‘‘Submittal Exchange,’’ ‘‘GradeBeam,’’ ‘‘Greengrade,’’ ‘‘BidOrganizer,’’ and ‘‘PlanSwift’’ trademarks and logos with the United States Patent and Trademark Office and in several jurisdictions outside the United States. We have also registered other trademarks in the United States and in other jurisdictions outside the United States.

Though we rely in part on these patents, trademarks and other intellectual property, we believe that factors such as the skills and expertise of our employees, our established presence and market share, our reputation for high levels of client service and the functionality of and frequent enhancements to our solutions also contribute significantly to our success in the marketplace.

Our Employees

As of September 30, 2013, we had 385 employees, including 74 in client services and support, 126 in sales and marketing and 134 in technology and development. This is a 71.1% increase from the 225 employees we had as of September 30, 2012. This increase was primarily attributable to the acquisition of PlanSwift, additional headcount in our technology and development department to enhance the functionality of our suite of solutions and an investment in additional sales and marketing resources following our acquisition of Submittal Exchange. None of our employees is covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Available Information

Our internet website address is www.texturacorp.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, any of the factors described below could materially and adversely affect our business, financial condition, results of operations and prospects, which could cause the trading price of our common stock to decline.

Risks Related to Our Business and Industry

We have a history of cumulative losses and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses in each period since our inception in 2004. We incurred net losses of $39.6 million in the fiscal year ended September 30, 2013, $18.8 million in the fiscal year ended September 30, 2012 and $18.9 million in the fiscal year ended September 30, 2011. As of September 30, 2013, we had an accumulated deficit of $178.1 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new enterprise client relationships and develop our solutions. We expect our operating expenses to increase in the future due to anticipated increases in research and development expenses, sales and marketing expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Although our revenues have increased significantly over the past three years, you should not consider our recent growth as indicative of our future performance. We cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will sustain profitability.

Economic conditions of the global and domestic economy or a substantial or prolonged downturn in the commercial construction business cycle may have a material adverse effect on our business, financial condition, results of operations and prospects.

Economic trends that negatively affect the commercial construction industry may adversely affect our business by reducing the number of commercial construction projects that are occurring, the number of general contractors and subcontractors operating in our markets, or the amount that such clients spend on our solutions. The global and domestic economies currently face a number of economic challenges, including threatened sovereign defaults, credit downgrades, restricted credit for businesses and consumers and potentially falling demand for a variety of products and services. These factors have materially and adversely affected, and may continue to materially and adversely affect, the financial markets and the availability of credit for the commercial construction industry. A reduction in the number of commercial construction projects that are undertaken, the number of general contractors and subcontractors operating in our markets or the amount that clients spend on solutions due to economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have experienced rapid growth in recent periods. If we fail to effectively manage our growth, our business and operating results may suffer.

We have experienced, and expect to continue to experience, significant growth. This rapid growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We intend to further expand our overall business, client base, headcount and operations, both domestically and internationally. We expect that we will be required to continue to commit substantial financial, operational and technical resources to implement our growth strategy. Continued growth could also strain our ability to maintain reliable operation of our solutions for our clients, develop and improve our operational, financial and management controls and recruit, train and retain highly skilled personnel. As our operations grow in size, scope and complexity, we will also need to continue to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable management resources. If we fail to effectively manage our growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may not succeed in developing the market for our solutions and we may face competition that is harmful to our business.

We face challenges in developing a market for our solutions and from current and potential products developed or sold by third-party competitors. Currently, our largest source of competition for CPM is from existing manual processes or internally-developed systems that our potential clients have been using for a long period of time and from which they may be reluctant to change. In addition, some competitors may address part of CPM’s functional capabilities. For our solutions other than CPM, we face current competition from both traditional, larger software vendors offering enterprise-wide software applications and services and smaller companies offering point solutions for the commercial construction industry. Our principal competitors vary depending on the solution we offer. Some of our competitors enjoy substantial competitive advantages over us, such as greater name recognition, more comprehensive and varied products and services, and substantially greater financial, technical and other resources. Certain of our competitors offer, or may in the future offer, lower priced, or free, products or services that compete with our solutions. In addition, our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors may also enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, reduced profit margins and our loss of market share and could result in one or more competitors with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

A significant portion of our revenue is derived from a relatively limited number of large client relationships and any loss of, or decrease in sales related to, these client relationships could harm our results of operations.

A significant portion of our revenue is derived from our relationships with a relatively limited number of large clients, either directly from those clients or from the subcontractors also working on projects that those clients control. Revenue derived from our ten largest client relationships, collectively, accounted for 29.2% of our revenue in fiscal 2013. Our largest client relationship accounted for 8.8% of our revenue in fiscal 2013. This revenue is generated from these clients’ use of our CPM solution. We may continue to experience ongoing client concentration, particularly if we are successful in attracting large general contractor clients and in selling additional solutions to our existing clients. In addition, it is possible that revenue from these client relationships, either individually or as a group, may not reach or exceed historical levels in any future period or that one or more of our existing clients may stop utilizing our solutions entirely. The loss or significant reduction of business from one or more of our major client relationships would materially adversely affect our business, financial condition, results of operations and prospects.

Our business could be adversely affected if our clients are not satisfied with our solutions.

Our business model depends in large part on our ability to continue to ensure our clients’ satisfaction with our solutions and their resulting decision to continue their reliance on our solutions. If a client is not satisfied with the functionality or quality of our solutions, or with the type of solutions provided, then they may elect to discontinue using our solutions for future projects or we could incur additional costs to address their dissatisfaction. In addition, negative publicity related to our client relationships or the satisfaction of our clients, regardless of its accuracy, may further damage our business by affecting our ability to compete for new enterprise relationships with prospective clients.

If our solutions fail to perform properly, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

Our solutions are inherently complex and involve the generation and exchange of legal documentation and facilitation of financial transactions. In particular, clients using our CPM solution rely on us to properly generate lien waivers and initiate payment instructions. Our solutions may contain material defects or errors and rely in part on data entered by our clients, the accuracy of which we do not control. This may result in our solutions failing to perform as intended. Such failure may result in:

• diversion of development and client service resources;
• injury to our reputation;

• loss of existing clients and difficulty in attracting new clients;
• claims by clients that we are liable for any damages to them as a result of such defects or errors;
• increased insurance costs; and
• sales credits or refunds for prepaid amounts related to unused subscription services.
The costs incurred in correcting any material defects or errors or in connection with any of the consequences above might be substantial and could adversely affect our business, financial condition, results of operations and prospects. The availability or performance of our solutions could be adversely affected by a number of factors, including clients’ inability to access the Internet, the failure of our network or software systems, security breaches, variability in user traffic for our solutions or the operation of the ACH Network and other payment clearing systems. Furthermore, because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant.

Additionally, our clients may use our solutions together with software and hardware applications and products from other companies. As a result, when problems occur, it may be difficult to determine the cause of the problem, and our solutions, even when not the ultimate cause of the problem, may be misidentified as the problem. If our solutions are misidentified as the source of the problem, we might incur costs associated with litigation or correcting the problem, and our reputation could be damaged, resulting in a loss of clients.

Although we currently carry errors and omissions insurance, such insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

We derive a substantial portion of our revenues from a single software solution.

We derive a substantial portion of our total revenues from sales of CPM. Therefore, any factor adversely affecting sales of this solution, including market acceptance, product competition, performance and reliability, reputation, price competition, or economic and market conditions, could have a disproportionately material adverse effect on our business, financial condition, results of operations and prospects.

We have a long selling cycle to secure a new enterprise relationship for CPM, which requires significant investments of resources.

We typically face a long selling cycle of a year or longer to secure a new enterprise client relationship for CPM, which typically requires significant investment of resources and time by both our clients and us. Our enterprise selling cycle is subject to many risks and delays over which we have little control, including our clients’ decisions to choose alternatives to our solutions (including internally developed solutions) and the timing of our clients’ budget cycles and approval processes. Before committing to use our solutions, potential clients require us to spend time and resources educating them on the value of our solutions and assessing the feasibility of integrating our solutions with their existing technology. If a potential client does not ultimately choose our solutions, we are unable to recoup these expenses. Even where we have secured a new enterprise relationship with a general contractor or owner/developer, there are no assurances that the general contractor or owner/developer will choose to use our solutions for any or all of their current or future projects.

Our business, financial condition, results of operations and prospects may be materially adversely affected if we are unable to cross-sell our solutions.

A significant component of our growth strategy is to increase cross-selling of our solutions to current and future clients. We may not be successful in cross-selling our solutions, however, if our clients find our additional solutions to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to clients using our existing solutions. Any failure to sell additional solutions to current and future clients could materially adversely affect our business, financial condition, results of operations and prospects.

We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.

Our success depends, in part, upon our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours. Existing United States federal and state intellectual property laws offer only limited protection. Moreover, the laws of Canada, Australia, New Zealand, and any other foreign countries in which we may market our solutions in the future, may afford little or no effective protection of our intellectual property. Changes in patent law, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our solutions. In particular, recent amendments to the United States patent law became effective in 2012 and may affect our ability to protect our solutions and defend against claims of patent infringement. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid, may be contested or circumvented or may not prevent the development of competitive solutions. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive. Such legal proceedings or reductions in the legal protection available for intellectual property rights could have a material adverse effect on our business, financial condition, results of operations and prospects, and we may not prevail.

We could be subject to assertions of infringement or other violations by us of intellectual property rights (whether actual or alleged), which could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.

Software and technology companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights or rights related to use of technology. Some software and technology companies, whether our direct competitors or not, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. Although we believe that our solutions do not infringe upon the intellectual property rights of third parties, we cannot assure you that we are not infringing or violating any third-party intellectual property rights or rights related to use of technology.

Any intellectual property infringement or misappropriation claim or assertion against us, our clients or strategic alliance partners, and those from whom we license technology and intellectual property could have a material adverse effect on our business, financial condition, results of operations and prospects regardless of the validity or outcome. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using technology, content or material that is alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our technology; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

We rely on technology and intellectual property of third parties, the loss of which could limit the functionality of our solutions and disrupt our business.

We use technology and intellectual property licensed from unaffiliated third parties in certain of our solutions, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to use or allow our clients to use this third party technology could limit the functionality of our solutions and might require us to redesign our solutions. Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of our right to use any of this technology and intellectual property could result in delays in producing or providing affected solutions until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required either to attempt to redesign our solutions to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in sales and the release of new solution offerings. Alternatively, we might be forced to limit the features available in affected solutions. Any of these results could harm our business and impact our results of operations.

The use of open source software in our solutions and technology may expose us to additional risks and harm our intellectual property.

We use open source software development tools and may incorporate open source software into portions of our technology. Given the nature of open source software, third parties might assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to redevelop our solutions, to discontinue sales of our solutions or to release our proprietary software code under the terms of an open source license, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

Some of our solutions use software development tools that are subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software.

While we monitor the use of all open source software in our solutions, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related solution when we do not wish to do so, such use may have inadvertently occurred in deploying our proprietary solutions. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our solutions. This could harm our intellectual property position and have a material adverse effect on our business, financial condition, results of operations and prospects.

Certain of our solutions are dependent on the use and acceptance of electronic signatures, which are governed by relatively new laws and their acceptance in the commercial construction industry may not be complete.

In the United States, the enforceability of electronic transactions is primarily governed by the Electronic Signatures in Global and National Commerce Act, a federal law enacted in 2000 that largely preempts inconsistent state law, and the Uniform Electronic Transactions Act, a uniform state law that was finalized by the National Conference of Commissioners on Uniform State Laws in 1999 and has now been adopted by most states. If, in the United States or other markets where we offer our solutions, a court were to find that electronic signatures are insufficient to establish that the documents generated by our system have been signed by an authorized person, existing laws were to change, or participants in the commercial construction industry were unwilling to rely on electronic signatures, then acceptance of our solutions would be adversely affected.

Our business is substantially dependent on market demand for, and acceptance of, the on-demand model for the use of software in the commercial construction industry.

We sell our collaboration solutions as on-demand solutions, which are an alternative to traditional licensed hardware and software solutions, and solutions developed in-house to which many of our clients or potential clients are accustomed. Our collaboration solutions rely on the acceptance and proliferation of web-based software, which may not be widespread or happen in a timely fashion. Under the perpetual or periodic license model for software procurement, users of the software typically run applications on their hardware. Because commercial construction companies utilizing these perpetual or periodic license models may be predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing the functionality of software provided as a service through a third party.

Furthermore, many commercial construction companies currently conduct the business processes that our collaboration solutions support using paper-based processes and a combination of mail services, telephone, facsimile, email and the Internet. Growth in the demand for our collaboration solutions depends on the adoption of our technology-enabled commercial construction management solutions and we may not be able to persuade these prospective clients to change their traditional processes. If our collaboration solutions are not accepted by the commercial construction industry or if the market for on-demand solutions fails to grow, or grows more slowly than we currently anticipate, demand for our collaboration solutions could be negatively affected.

If we are not successful in expanding our international business, we may incur additional losses and our revenue growth could be materially adversely affected.

Our future results depend, in part, on our ability to expand into international markets. We currently operate in the United States and Canada and, effective October 2012, we entered into a joint venture to begin operations in Australia and New Zealand. We also have a number of distributor and reseller relationships for our PlanSwift solution in international markets. Our ability to expand internationally will depend upon our ability to deliver solution functionality and foreign language translations that reflect the needs of the local commercial construction industries of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, the possibility that returns on such investments will not be achieved in the near future or in unfamiliar competitive environments. We may also choose to conduct our international business through strategic alliances. If we are unable to identify strategic alliance partners or negotiate favorable alliance terms, our international growth may be hampered. In addition, we have incurred and may continue to incur expenses in advance of generating material revenues as we attempt to establish our presence in particular international markets.

Expansion internationally will also require significant attention from our management and will require us to add additional management and other resources in these markets. Our ability to expand our business and to attract talented employees and strategic alliances in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, commercial infrastructures and technology infrastructure. If we are unable to grow our international operations in a timely manner, we may incur additional losses and our revenue growth could be materially adversely affected.

As we expand internationally, our business will become more susceptible to risks associated with international operations.

We currently operate in the United States and Canada and, effective October 2012, we entered into a joint venture to begin operations in Australia and New Zealand. We also have a number of distributor and reseller relationships for our PlanSwift solution in international markets. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

• fluctuations in currency exchange rates;
• unexpected changes in foreign regulatory requirements;

• difficulties in managing the staffing of international operations;
• potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;
• dependence on strategic alliance partners to increase client acquisition;
• the burdens of complying with a wide variety of foreign laws and different legal standards;
• data privacy laws that require that client data be stored and processed in a designated territory;
• increased financial accounting and reporting burdens and complexities;
• political, social and economic instability abroad;
• laws and business practices favoring local competitors;
• terrorist attacks and security concerns in general; and
• reduced or varied protection for intellectual property rights in some countries.
The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or profitability.

We have made strategic acquisitions in the past and intend to do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or partnerships, there could be a material adverse effect on our business, financial condition, results of operations and prospects.

As part of our ongoing business strategy to expand our suite of solutions and acquire new technology, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. In October 2011, November 2011 and January 2013, we acquired new technology, know-how and solutions through our acquisitions of GradeBeam, Submittal Exchange and PlanSwift, respectively. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates, negotiate attractive terms for acquisitions or complete acquisitions on expected timelines, or at all. If we are unable to complete strategic acquisitions or do not realize the expected benefits of the acquisitions we do complete, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Significant risks to these potential transactions, including our proposed acquisition of Latista, as well as our acquisition of PlanSwift in January 2013, include the following:

• integration and restructuring costs, both one-time and ongoing;
• maintaining sufficient controls, policies and procedures;
• diversion of management’s attention from ongoing business operations;
• establishing new informational, operational and financial systems to meet the needs of our business;
• losing key employees of the acquired businesses;
• failing to achieve anticipated synergies, including with respect to complementary products or services;
• our inability to maintain the key business relationships and the reputations of the businesses we acquire;
• uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;
• our dependence on unfamiliar affiliates and partners of the companies we acquire;

• insufficient revenue to offset our increased expenses associated with acquisitions;
• our responsibility for the liabilities of the businesses we acquire; and
• unanticipated and unknown liabilities.
If we are not successful in completing acquisitions in the future or do not realize the expected benefits of the acquisitions we do complete, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions, some of which may ultimately not be consummated or not result in expected benefits. The occurrence of any of these acquisition-related risks could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unsuccessful in increasing the number of industries we serve, our growth could be materially adversely affected.

Our future growth depends, in part, on our ability to successfully penetrate new industries. In order to grow our business, we expect to expand to other project-focused adjacent industries in which we have little or no experience, such as mining or oil and gas. Expanding into new industries may require considerable investment of technical, financial and marketing resources, the scope of which is difficult to predict. Failure to successfully enter new industries could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we recognize revenues over future periods, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize as revenue fees from clients ratably over future periods, which could be as long as twenty-nine months. As a result, a significant portion of the revenues we report in each quarter is derived from the recognition of deferred revenue relating to payments received during previous quarters. Consequently, downturns or upturns in the commercial construction industry, or increases or decreases to our new sales, in any single quarter will likely have only a small impact on our revenue results for that quarter, but will continue to affect our revenues in future quarters. Our fee model also makes it difficult for us to rapidly increase our revenues through additional sales in any period. Accordingly, the effect of changes in the commercial construction industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations.

We may be unable to develop and bring to market new solutions in a timely manner.

Our growth and success depends, in part, upon our ability to develop and bring to market new solutions. The length of the development cycle varies depending on the nature and complexity of a solution, the availability of development resources, solution management and other internal resources, and the role, if any, of strategic partners. The time, expense and resources associated with developing and bringing to market new solutions may be greater than we anticipate and we may therefore be unable to develop and bring additional solutions to market in a timely manner or at all. The foregoing could result in a loss of market share to competitors who are able to offer these additional solutions, rejection of our solutions, damage to our reputation, loss of revenues, diversion of development resources, and increases in service and support costs, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The loss of key members of our senior management team could disrupt the management of our business and materially impair the success of our business.

We believe that our success depends on the continued contributions of the members of our senior management team. We rely on our executive officers and other key managers for the successful performance of our business. The loss of the services of Patrick Allin, our Chairman of the Board and Chief Executive Officer, or one or more of our other executive officers or key managers could have a material adverse effect on our business, financial condition, results of operations and prospects. Although we have employment arrangements with members of our senior management team, none of these arrangements prevents any of our employees from leaving us. The loss of any executive officer or key manager could materially impair our ability to perform successfully, including achieving satisfactory operating results and maintaining our growth.

We may fail to attract and retain qualified employees to support our operations, which could have an adverse effect on our ability to expand our business and service our clients.

We plan to continue to expand our work force to increase our client base and revenue. We believe that there is significant competition for qualified personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training and retention efforts are not successful or do not generate a corresponding increase in revenue, it may have a material adverse effect on our business, financial condition, results of operations and prospects.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes in or our failure to comply with regulations could harm our operating results.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based solutions such as ours.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could adversely harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our solutions in various jurisdictions is unclear. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage clients from purchasing our solutions or otherwise harm our business and operating results.

Our future success depends on continued growth in the use of the Internet by our clients, our clients’ access to the Internet and their confidence that other participants in the commercial construction industry have such access.

Because our collaboration solutions are designed to work over the Internet, our revenue growth depends on the ability of our clients and other participants in the commercial construction industry to access to the Internet. If potential clients do not have reliable access to the Internet or are not willing to use the Internet for business purposes, we will not be able to sell our collaboration solutions to them. Additionally, our potential and current clients may be reluctant to adopt or continue to use our collaboration solutions if they are not confident that other participants in the commercial construction industry have access to the Internet, as this would limit the ability of these participants to use our collaboration solutions.

Because construction sites are sometimes in remote and isolated locations, our current and potential clients may have additional reason to believe that access to the Internet by some participants in the commercial construction industry may be unreasonably difficult or impossible. The future delivery of our collaboration solutions will therefore depend, in part, on third-party Internet service providers continuing to expand the availability of Internet services, maintaining a reliable network with the necessary speed, data capacity and security, and developing complementary products and services for providing reliable and timely Internet access and services. If access to the Internet by participants in the commercial construction industry is not readily available, demand for our collaboration solutions could be negatively affected.

Interruptions or delays in the services provided by third-party data centers and/or Internet service providers could impair the delivery of our solutions and our business could suffer.

The primary data center supporting our CPM and PQM solutions is located at a third-party site in Oak Brook, Illinois. Although we maintain a backup facility at our corporate headquarters in Deerfield, Illinois, both facilities are located in the same metropolitan area and could be subject to the same damage or service interruptions that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, system error, computer viruses and disabling devices, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our collaboration solutions for any of the foregoing reasons, or for any other reason, could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients from whom we receive recurring revenue or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use. Our collaboration solutions are accessed by a large number of clients often at the same time. As we continue to expand the number of our clients and solutions available to our clients, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers or third-party Internet service providers to meet our capacity requirements could result in interruptions or delays in access to our collaboration solutions or impede our ability to scale our operations. In the event that our data center or third-party Internet service provider arrangements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our collaboration solutions as well as delays and additional expense in arranging new facilities and services.

We face risks related to the storage of our clients’ confidential and proprietary information.

Our collaboration solutions are designed to maintain the confidentiality and security of our clients’ confidential and proprietary information that is stored on our systems, including financial information, information regarding their business plans and other critical data. However, any accidental or willful security breaches or other unauthorized access to this data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We and our third-party data center facilities may be unable to anticipate these techniques or to implement adequate preventative or reactionary measures. We could be subject to legal claims or harm to our reputation if we or our third-party service providers fail to comply or are seen as failing to comply with our policies concerning confidential and proprietary information or if our policies are inadequate.

We may seek to raise additional capital and we may be unable to do so on acceptable terms or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features for our existing solutions or new solutions, or acquire complementary businesses, personnel and technologies. We therefore may need to engage in equity or debt financings to secure additional capital. However, we may not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area.

Risks Related to Ownership of Our Common Stock

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 30.0% of our outstanding common stock. As a result, these stockholders, if acting together, would have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if acting together, would have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by, among other things:
• delaying, deferring or preventing a change in corporate control;
• impeding a merger, consolidation, takeover or other business combination involving us; or
• discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.
As an ‘‘emerging growth company,’’ we may rely on the reduced disclosure requirements applicable to emerging growth companies, which may make our common stock less attractive to investors.

As an ‘‘emerging growth company,’’ we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies’’ including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an ‘‘emerging growth company’’ until June 6, 2018, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any March 31 before that time, or if we have total annual gross revenues of $1 billion or more during any fiscal year before that time, we would cease to be an ‘‘emerging growth company’’ as of the end of that fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an ‘‘emerging growth company’’ immediately. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to comply with the reporting requirements under the Exchange Act or maintain adequate internal control over financial reporting, it could result in late or non-compliant filings or inaccurate financial reporting and have a negative impact on the price of our common stock or our business.

Effective internal controls are necessary for us to provide timely, reliable financial reporting and prevent fraud. Prior to becoming a public company, we were not required to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), or with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting. As a newly public company, we are required to report our financial results on the timeline and in the form prescribed by the Exchange Act, and we have been developing our accounting and finance functions to support these requirements. While we believe that the changes we have made are sufficient to enable us to meet these requirements, there is no guarantee that they will be sufficient to prevent errors in our financial statements in future periods. In addition, we are required to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending September 30, 2014. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an ‘‘emerging growth company,’’ as described above. At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse in the event that we have one or more material weaknesses. Our remediation efforts may not enable us to avoid material weaknesses in the future.

The process of documenting and further developing our internal controls to become compliant with Section 404 will take a significant amount of time and effort to complete and will require significant attention of management. The process of documenting and testing our controls for purposes of compliance with Section 404 of the Sarbanes-Oxley Act may result in the identification of deficiencies, including material weaknesses. Completing implementation of new controls, documentation of our internal control system and financial processes, remediation of control deficiencies, and management testing of internal controls will require substantial effort by us. We may experience higher than anticipated operating expenses, as well as increased independent auditor and other fees and expenses during the implementation of these changes and thereafter.

The large number of shares eligible for public sale in the near future could depress the market price of our common stock.

As of September 30, 2013, we had 24,629,396 shares of common stock outstanding. Of these shares, the 5,750,000 shares of common stock sold in our initial public offering and the 5,273,559 shares of common stock sold in the follow-on public offering are freely tradable in the United States, except for any shares purchased by our ‘‘affiliates’’ as defined in Rule 144 under the Securities Act. The remaining 13,605,837 shares of common stock are ‘‘restricted securities’’ within the meaning of the federal securities laws. In connection with our initial public offering, holders of substantially all of these restricted securities agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 180-day period ending on December 4, 2013, except with the prior written consent of Credit Suisse Securities (USA) LLC. In addition, in connection with the follow-on public offering, our directors and executive officers, the selling shareholders in such offering, and certain other significant stockholders, have agreed with the underwriters, subject to certain exceptions, not to dispose or hedge any of their common stock during the period ending January 6, 2014 except with prior written consent of Credit Suisse Securities (USA) LLC. After the expiration of the applicable lock-up periods, these restricted shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition to the foregoing shares of common stock, we had outstanding as of September 30, 2013 options and warrants to purchase an aggregate of 4,621,636 shares of common stock. In connection with our initial public offering, holders of options and warrants to purchase substantially all of these shares of common stock agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 180-day period ending December 4, 2013, except with the prior written consent of Credit Suisse Securities (USA) LLC. In addition, in connection with the follow-on public offering, our directors and executive officers, the selling stockholders in such offering, and certain other significant stockholders, have agreed with the underwriters, subject to certain exceptions, not to hedge or dispose of any of their common stock during the period ending January 6, 2014, except with the prior written consent of Credit Suisse Securities (USA) LLC.

On June 12, 2013, we filed a registration statement to register approximately 8.4 million of the shares reserved for issuance under our 2008 Stock Incentive Plan and 2013 Long Term Incentive Plan. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options or issued in satisfaction of other share-based awards under such plans will be available for immediate resale in the United States in the open market.

Sales of our common stock, as the restrictions described above end, may cause our stock price to fall.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
• a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
• the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
• the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

• a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
• advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

If we issue additional securities to raise capital, it may have a dilutive effect on your investment.

If we raise additional capital through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of us. Moreover, any new equity securities (other than common stock) we issue could have rights, preferences and privileges senior to those of holders of our common stock.

If securities analysts do not publish research or reports about our company and our industry, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading price for our common stock is influenced by research or reports that industry or financial analysts publish about us and our business, our industry, or technology companies in general. If any of the analysts who cover us or may cover us in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management will have broad discretion over the use of the net proceeds we received from our initial public offering and follow-on public offering and might not apply the proceeds in ways that increase the value of your investment.

We currently intend to use the net proceeds received by us from our initial public offering and follow-on public offering for financing our growth, working capital and other general corporate purposes. However, we have not determined the specific allocation of the remainder of the net proceeds among the various uses described in the prospectuses for our initial public offering and follow-on public offering. Our management will have broad discretion over the use and investment of the proceeds, and, accordingly, investors will need to rely upon the judgment of our management with respect to the use of the proceeds, with only limited information concerning management’s specific intentions.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any gains on their investments for the foreseeable future.

The trading price of our stock is highly volatile.

Our common stock began trading on the NYSE on June 7, 2013 and since that date has fluctuated from a high of $47.25 per share to a low of $19.68 per share. We expect that the trading price of our common stock will continue to be volatile due to many factors, some of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to:
• fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
• changes in market valuations of similar companies;

• success of competitive products or services;
• changes in our capital structure, such as future issuances of debt or equity securities;
• announcements by us, our competitors or our clients of significant product releases, contracts, acquisitions, strategic alliances or capital commitments;
• loss of one or more significant clients or strategic alliances;
• changes in laws or regulations relating to our solutions;
• litigation involving our company, our general industry or both;
• changes in general economic, industry and market conditions, including events pertaining to the commercial construction industry;
• investors’ general perception of us; and
• additions or departures of key employees.
In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. As a result, you could lose all or part of your investment.

If we fail to forecast the timing of our revenues or expenses accurately, our operating results could be materially lower than anticipated, which may cause our stock price to decline.

We use a variety of factors in our forecasting and planning processes, including historical trends, recent client history, expectations of client buying decisions, client implementation schedules and plans, analyses by our sales and service teams, maintenance renewal rates, our assessment of economic or market conditions and many other factors. While these analyses have historically provided and may continue to provide us with some guidance in business planning and expense management, these estimates are inherently imprecise and may not accurately predict our revenue or expenses in a particular quarter or over a longer period of time. A variation in any or all of these factors could cause us to inaccurately forecast our revenues or expenses and could result in expenditures without corresponding revenue. As a result, our operating results could be materially lower than anticipated in our quarterly or annual forecasts, which could materially adversely affect our business, financial condition, results of operations and prospects and could prevent us from meeting or exceeding the expectations of research analysts or investors, which may cause our stock price to decline.

We recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognize monthly fees in each period during which the project is active on our system. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise our estimates as necessary. This may impact the forecasting of the timing of our revenues accurately, our revenues could be materially lower than anticipated, which may cause our stock price to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located in Deerfield, Illinois and Des Moines, Iowa, where we occupy approximately 63,000 square feet and 18,000 square feet of office space, respectively. We own our facility in Deerfield, Illinois and occupy the space in Des Moines, Iowa under a lease that expires in February 2017. We occupy additional leased facilities in Phoenix, Arizona and Bountiful, Utah. We believe that our facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We are not party to any currently pending legal proceeding the outcome of which is likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock has been listed on the NYSE under the symbol ‘‘TXTR’’ since June 7, 2013, the date of our initial public offering. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NYSE:

	2013
	High	Low
Third Quarter (from June 7, 2013)	$27.63	$19.68
Fourth Quarter	$44.17	$25.90
Holders of Record

As of October 31, 2013 there were 261 stockholders of record of our common stock.
Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws and any restrictions in our future financing arrangements, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors consider relevant.

Performance Graph
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P Software & Services Industry Index. The chart assumes $100 was invested at the close of market on June 7, 2013, in our common stock, S&P 500 Index and the S&P Software & Services Industry Index and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Textura Corporation, the S&P Software & Services Industry Index and the S&P 500 Index

Index Value
240
220
200
180
160
140
120
100
80
60
40
20
0
6/7/2013
7/1/2013
8/1/2013
9/1/2013
9/30/2013
Period Ending
S&P Software & Services Industry Index
S&P 500 Index
TXTR

Recent Sales of Unregistered Securities
On September 16, 2013, we issued a warrant to purchase 7,500 shares of our common stock with an exercise price of $13.25 per share to Aon Risk Services Central, Inc. (“ARSC”) related to services performed in 2013 pursuant to a referral agreement we entered into with ARSC in 2009. Such referral agreement compensates ARSC for customer referrals based on revenues we generate related to those customers.
On September 20, 2013, we sold 20,000 shares of common stock to ARSC upon the exercise of a warrant with an exercise price of $13.25.
We deemed the forgoing sales and issuances of the securities to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act relative to transactions by an issuer not involving a public offering. ARSC represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. ARSC received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions described above.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay certain indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. We also used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Consolidated Financial Data

The consolidated statements of operations data for the years ended September 30, 2013, 2012 and 2011 and the consolidated balance sheet data as of September 30, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended September 30, 2010 and the consolidated balance sheet data as of September 30, 2011 are derived from our audited consolidated financial statements that are not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2013	2012	2011	2010
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue(1)	$35,534	$21,681	$10,514	$6,020
Operating expense:
Cost of services (2)	11,754	6,152	4,395	4,187
General and administrative	23,479	11,105	6,856	5,654
Sales and marketing	12,707	5,995	2,601	3,122
Technology and development	18,148	11,123	6,169	4,747
Depreciation and amortization	4,525	4,080	2,161	2,621
Total operating expense	70,613	38,455	22,182	20,331
Loss from operations	(35,079)	(16,774)	(11,668)	(14,311)
Other expense, net	(4,249)	(2,019)	(7,260)	(1,612)
Loss before income taxes	(39,328)	(18,793)	(18,928)	(15,923)
Income tax provision	294	—	—	—
Net loss	(39,622)	(18,793)	(18,928)	(15,923)
Less: Net loss attributable to non-controlling interests	(2,738)	(2,866)	—	—
Net loss attributable to Textura Corporation	(36,884)	(15,927)	(18,928)	(15,923)
Accretion (decretion) of redeemable Series A-1 preferred stock	3,549	3,373	11,486	(19,802)
Accretion of redeemable non‑controlling interest	325	—	—	—
Dividends on Series A-2 preferred stock	335	480	480	480
Undistributed earnings allocated to participating securities	—	—	—	1,506
Beneficial conversion of series A-2 preferred stock	7,161	—	—	—
Net income (loss) available to Textura Corporation common stockholders	$(48,254)	$(19,780)	$(30,894)	$1,893
Net loss per share available to Textura Corporation common stockholders:
Basic	$(3.58)	$(2.31)	$(4.18)	$0.27
Diluted	$(3.58)	$(2.31)	$(4.18)	$0.26
Weighted average number of common shares outstanding:
Basic	13,492	8,548	7,392	6,942
Diluted	13,492	8,548	7,392	7,166

	As of September 30,
	2013	2012	2011
Consolidated Balance Sheet Data:	(in thousands)
Cash	$127,728	$4,174	$5,941
Property and equipment, net	$19,807	$17,775	$19,515
Goodwill and other intangibles	$33,318	$25,671	$—
Total assets	$187,967	$51,099	$27,305
Deferred revenue, current and long‑term	$21,891	$14,166	$5,279
Total debt, current and long‑term (3)	$10,219	$26,607	$13,183
Redeemable Series A-1 preferred stock	$—	$43,135	$39,762
Total Textura Corporation stockholders' deficit	$141,422	$(51,084)	$(36,422)

(1) The acquisitions of GradeBeam and Submittal Exchange contributed $4.9 million of revenue for the year ended September 30, 2012. The acquisition of PlanSwift contributed $4.2 million of revenue for the year ended September 30, 2013.

(2) Cost of services is exclusive of depreciation and amortization, which is shown separately below.

(3) Total debt, representing the current and long-term portions, includes our loan payable to related party for the purchase of land and construction of our corporate headquarters, convertible debentures, notes payable and leases payable. The convertible debentures converted to common stock and certain notes were paid in connection with the initial public offering in June 2013. In October 2013, we repaid the principal of the loan for the construction of our corporate headquarters, which was $10.2 million as of September 30, 2013.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-K. Our fiscal years ended September 30, 2010, 2011, 2012 and 2013 are referred to herein as fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013.

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
In addition, we offer PlanSwift, a take‑off and estimating solution used in preparing construction bids, and Contractor Default Claims Management, which supports the process of documenting a subcontractor default insurance claim. We also recently launched BidOrganizer, a new solution designed to help contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations.

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

•
Participants using our GradeBeam, PQM and BidOrganizer solutions pay us subscription fees. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type or number of users, and are typically generated on a subscription basis. We typically invoice and collect these subscription fees in advance on a twelve‑month basis. We also receive a combination of license fees, maintenance fees, subscription fees and claims fees for our other solutions. We refer to these fees collectively as organization‑driven revenue as they do not depend on the construction activity of our clients but rather the number and characteristics of the organizations using the solutions.

Both our activity-driven and organization-driven revenue have historically exhibited certain characteristics that are beneficial to managing our business:

•
Our collaboration solutions are integral to our clients’ operation of their business. We seek to establish enterprise relationships with our clients so that all their current and future projects will be managed on our collaboration solutions. This historically has resulted in recurring additions of new projects and the ongoing management of these projects on our solutions by our clients. Because our revenue is derived primarily from fees driven by construction project activity, monthly fees and subscription fees, we historically have experienced a high recurrence of our fees.

•
Clients typically pay us fees upfront or in advance of solution usage. We also generally collect the majority of these fees electronically, which historically has reduced our invoicing and collection activity and accelerated our cash flow.

•
The nature of the construction industry and our clients’ operation of their business historically has in general resulted in low volatility over reporting periods in the number and construction value of projects each client is working on. Our close working relationship with our clients historically has provided us additional insight into their business activity and the number and construction value of projects each client will manage on our system. In addition, because we have a large number of clients, the aggregate number of new projects added to, and of projects being managed on, our solutions historically has benefited from a portfolio effect. Furthermore, projects with similar construction value historically have generated like amounts of fees over their duration. These factors, combined with the high recurrence of our fees discussed above and our recognition of revenue ratably over future periods, have historically resulted in predictable reported revenue. For example, over the eight quarters ended September 30, 2013, a period over which the compounded quarterly growth rate of our reported activity-driven revenue was 12.9%, between 92% and 95% of our reported activity-driven revenue in each quarter resulted from projects that were added to our solutions in prior periods.

While we have historically experienced these favorable characteristics, there can be no assurance that our future results will exhibit these same characteristics.

Our company was formed in 2004 and initially focused on developing CPM, our solution for facilitating the invoicing process for commercial construction projects. We launched CPM commercially in mid-2006. Since that time, we have experienced rapid growth and increasing acceptance of CPM in the marketplace and we have continued to invest significantly in order to broaden its applicability and functional capabilities. In October 2009, we introduced PQM, our solution that supports the collection of data to undertake effective contractor risk assessment and qualification. In October 2011 and November 2011, we further expanded our suite of solutions via the acquisitions of GradeBeam and Submittal Exchange, respectively. These acquisitions added complementary on-demand software solutions focused on the processes of soliciting bids for potential construction work and collecting, reviewing and routing project documents among project participants, respectively. In January 2013, we expanded the suite of solutions we offer that are focused on subcontractors and material suppliers by acquiring PlanSwift. The PlanSwift solution facilitates the preparation of accurate bids through advanced digital take-off and estimating functionality.

Since our founding, our strategy has been to devote considerable resources to the development and enhancement of our solutions. We believe this has resulted in a robust suite of solutions, well positioned for the migration of technology solutions to an on-demand environment in the construction industry. While we believe the adoption of technology solutions generally, and on-demand software solutions in particular, in the construction industry is gaining traction, it remains at a relatively early stage. In addition, there is a low level of penetration of our collaboration solutions in our existing client base and current target markets. We believe this presents us with a significant opportunity to grow our business through sales of our solutions. We believe our existing and potential clients are increasingly looking to technology to achieve operational and financial efficiencies, better manage risk and improve visibility into and control of their business processes. As part of our strategy to expand our suite of business collaboration solutions for the construction industry, and to expand our market reach, we intend to continue to allocate increasing resources to our technology and development efforts and to expanding our sales and support capabilities. This strategy has resulted in a history of operating losses and accumulated deficit, which have increased as we have increased the substantial investments we are making to acquire new enterprise relationships and develop new solutions in response to our assessment of our market opportunity. These operating losses, however, have declined over time as a percentage of revenue. While we expect our operating expenses to continue to increase in the future, we intend to manage operating expenses and leverage our fixed costs to decrease operating losses.

We market and sell our solutions to our clients through a number of different sales channels, tailored to reflect the solution and the clients we are selling to. We generally seek to establish an enterprise relationship with owners/developers and general contractors for their use of our solutions, particularly in the case of our CPM, PQM and GradeBeam offerings. We have found that this requires an in-person, relationship-driven, consultative approach with a high degree of solution and domain expertise on the part of our employees. Certain of our other solutions in contrast are well suited to be used on a single project and do not require enterprise-wide deployment. Our Submittal Exchange and Greengrade solutions in particular are primarily sold on a project-by-project basis, largely to existing customers with a high level of repeat business. In addition, sales of our GradeBeam, PQM, PlanSwift and BidOrganizer solutions to the subcontractor community are generally transactional and reflect the lower cost and complexity of these solutions and the organizations to which we sell them. To address these markets we operate direct sales groups that market to, contact and support prospective clients remotely, primarily using email, webinars, telephone and other appropriate methods. We also have a number of distributor and reseller relationships for our PlanSwift solution in international markets.

Our revenue growth has been driven by an increase in the number of construction projects being managed on our solutions, the aggregate client-reported construction value of such projects, and the number of organizations using our solutions. In addition, the acquisitions of GradeBeam and Submittal Exchange contributed to our revenue growth in fiscal 2012 and the acquisition of PlanSwift contributed to our growth in fiscal 2013.

We are focused on growing our business by pursuing the significant market opportunity for on-demand software collaboration solutions in the construction industry. We plan to grow our revenue by adding new clients and helping our existing clients increase the number of projects and volume of construction activity managed on our solutions. We also plan to expand our client base to include geographic regions and client segments beyond those which we currently serve.

In March 2013, we entered into a non-binding letter of intent related to a potential software development arrangement with an existing client. This development arrangement would result in our company acquiring certain intellectual property rights from the client in connection with the further joint development of these intellectual property rights for use by the client and subsequent commercialization by us in the form of a new collaboration solution for the construction market. Over the past few months, we have conducted due diligence with respect to these intellectual property rights and are in the process of negotiating terms of a definitive agreement. We expect that if a definitive agreement is reached, we will issue shares of our common stock with a value of approximately $16 million in consideration for the transfer of the intellectual property rights and the joint development obligations of the client. In addition, we expect that if a definitive agreement is reached, we would pay royalties on certain commercial sales of the new collaboration solution for a ten-year period. This development arrangement is subject to further due diligence by us and the client and the parties' negotiation and agreement to acceptable terms of a definitive agreement. Accordingly, the terms described above are subject to change.

In June 2013, we completed an initial public offering (the ‘‘IPO’’), in connection with which we issued 5,750,000 shares of common stock for proceeds of $77.7 million, net of underwriting discounts and commissions and other offering costs. In September 2013, we completed a follow-on offering in connection with which we issued 1,687,000 shares and received proceeds of $59.8 million, net of underwriting discounts and commissions and other offering costs. See Note 18 to the Audited Consolidated Financial Statements included elsewhere in this Annual Report for further details.

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

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$28,134	$19,064	$9,875	$9,070	47.6%	$9,189	93.1%
Organization‑driven revenue	7,400	2,617	639	4,783	182.8%	1,978	309.5%
Total revenue	$35,534	$21,681	$10,514	$13,853	63.9%	$11,167	106.2%
Activity‑driven revenue:
Number of projects added	5,247	4,167	2,475	1,080	25.9%	1,692	68.4%
Client‑reported construction value added (billions)	$55.7	$33.8	$19.4	$21.9	64.8%	$14.4	74.2%
Active projects during period	9,127	6,393	3,952	2,734	42.8%	2,441	61.8%
Organization‑driven revenue:
Number of organizations	10,616	5,204	945	5,412	104.0%	4,259	450.7%
Adjusted EBITDA	$(13,210)	$(9,096)	$(8,031)	$(4,114)	45.2%	$(1,065)	13.3%
Deferred revenue balance as of the end of period	$21,891	$14,166	$5,279	$7,725	54.5%	$8,887	168.3%

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

Organization‑driven revenue
Number of organizations. This metric includes the number of organizations that are active subscribers on our GradeBeam, PQM and BidOrganizer solutions as of the end of the reporting period, as measured by the number of active subscriptions. An organization may be a single corporate entity or an operating unit within an entity. These clients pay an upfront fee for a fixed period of access. This metric also includes the number of organizations that have an active subscription or maintenance contract for our PlanSwift solution, or that have purchased a license within the period. We use this metric to measure the success of our strategy of further penetrating the construction market with these solutions. Also, our organization-driven revenue is dependent in part on the number of organizations using our solutions.

Additional metrics

Adjusted EBITDA. Adjusted EBITDA represents loss before interest, taxes, depreciation and amortization, share-based compensation expense, acquisition-related and other expenses and offering-related expense. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), and is a performance measure used by management in conjunction with traditional GAAP operating performance measures as part of the overall assessment of our performance including:

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

The following table presents a reconciliation from the most directly comparable GAAP measure, net loss, to Adjusted EBITDA:

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Net loss	$(39,622)	$(18,793)	$(18,928)	$(20,829)	110.8%	$135	(0.7)%
Net interest expense	4,689	2,200	7,260	2,489	113.1%	(5,060)	(69.7)%
Income tax provision	294	—	—	294	—	—	—
Depreciation and amortization	4,525	4,080	2,161	445	10.9%	1,919	88.8%
EBITDA	(30,114)	(12,513)	(9,507)	(17,601)	140.7%	(3,006)	31.6%
Share‑based compensation expense	12,628	2,676	1,468	9,952	371.9%	1,208	82.3%
Acquisition‑related and other expenses *	1,172	741	8	431	58.2%	733	9,162.5%
Offering-related expenses**	3,104	—	—	3,104	—	—	—
Adjusted EBITDA	$(13,210)	$(9,096)	$(8,031)	$(4,114)	45.2%	$(1,065)	13.3%

* Acquisition-related and other expenses represents acquisition and certain tax-related costs.

** Offering-related expenses for the year ended September 30, 2013 represent one-time cash bonuses of $3.0 million paid to long-tenured employees in connection with the IPO and expenses related to our follow-on offering in September 2013 that were not capitalized.
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

Key Components of Consolidated Statements of Operations

Revenue

We classify our revenue into activity-driven revenue and organization-driven revenue.

Activity-driven revenue. Activity-driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange and Greengrade solutions. Such revenue includes project fees and monthly fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors. For each project added to our CPM, Submittal Exchange and Greengrade solutions, we generate project fees that are based on the construction dollar value of the project. In addition, for each project that is active on our CPM solution, we generate monthly fees that are based on the construction dollar value of a project and the total number of active projects on our system for the client. Subcontractors pay us a usage fee for each contract managed using our CPM solution, which is based on the value of the contract.

We collect project fees and usage fees in advance, when a project becomes active and a contract is accepted by the subcontractor, respectively. We invoice our clients for monthly fees in advance in six month intervals. We record deferred revenue for these upfront fees which corresponds to our obligation to provide services over the relevant period. We recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognize monthly fees in each period during which the project is active on our system.

Organization-driven revenue. Organization-driven revenue is generated when clients subscribe to our GradeBeam, PQM and BidOrganizer solutions. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type, or number of users. We invoice these fees in advance. We record deferred revenue for these upfront fees which corresponds to our obligation to provide services over the relevant period. These fees are recognized ratably over the applicable service period.

Organization-driven revenue also includes revenue from the sale of software licenses and related maintenance and training for our PlanSwift solution. License revenue is recognized upon delivery of the license, maintenance revenue is recognized ratably over the period of the maintenance contract, which is generally one year, and training revenue is recognized when the services are delivered to the client. For subscription-based licenses, which include maintenance and support, we recognize the subscription fees ratably over the applicable subscription period.

Operating Expense

Cost of Services. Cost of services represents costs related to hosting our solutions, licensing fees, client implementation and ongoing support and other service-related costs, including bank and telecommunication fees. In the case of CPM, cost of service includes all activities performed by our client services group. These costs consist primarily of personnel-related expenses, including salaries, benefits, bonuses and share-based compensation. Cost of services is exclusive of depreciation and amortization which is presented as a separate line item.

General and Administrative. Our general and administrative expenses consist of costs of our finance, legal, business development and administration functions. These expenses consist primarily of personnel-related expenses, including salaries, benefits, bonuses and share-based compensation; legal, accounting and consulting third-party professional fees; insurance premiums; and facilities expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related expenses for sales and marketing staff, including salaries, commissions, benefits, bonuses and share-based compensation. Sales and marketing expenses also include costs of lead generation activities, marketing and other promotional events, product marketing and other brand-building activities.

Technology and Development. Technology and development expenses represent costs to support our solutions, including ongoing maintenance and feature development. These costs consist primarily of personnel-related expenses, including salaries, benefits, bonuses and share-based compensation; the cost of certain third-party contractors; and software and license costs.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation of fixed assets; amortization of internally-developed software; and amortization of intangible assets. The amounts are amortized on a straight line basis over the anticipated useful life of the related asset.

Other Expense, Net. Other expense, net consists primarily of interest expense incurred on our loan payable to related party for our headquarters, interest expense on convertible debentures and interest related to other notes payable and capital leases. The interest expense consists primarily of the stated interest; amortization of discounts resulting from detachable warrants; amortization of discounts resulting from beneficial conversion features and fair value of embedded derivatives, if applicable; and recognition of unamortized discounts upon conversion of debentures containing beneficial conversion features.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Revenues	$35,534	$21,681	$10,514	$13,853	63.9%	$11,167	106.2%
Operating expenses:
Cost of services	11,754	6,152	4,395	5,602	91.1%	1,757	40.0%
General and administrative	23,479	11,105	6,856	12,374	111.4%	4,249	62.0%
Sales and marketing	12,707	5,995	2,601	6,712	112.0%	3,394	130.5%
Technology and development	18,148	11,123	6,169	7,025	63.2%	4,954	80.3%
Depreciation and amortization	4,525	4,080	2,161	445	10.9%	1,919	88.8%
Total operating expenses	70,613	38,455	22,182	32,158	83.6%	16,273	73.4%
Loss from operations	(35,079)	(16,774)	(11,668)	(18,305)	109.1%	(5,106)	43.8%
Other expense, net	(4,249)	(2,019)	(7,260)	(2,230)	110.5%	5,241	(72.2)%
Loss before income taxes	(39,328)	(18,793)	(18,928)	(20,535)	109.3%	135	(0.7)%
Income tax provision	294	—	—	294	—	—	—
Net loss	(39,622)	(18,793)	(18,928)	(20,829)	110.8%	135	(0.7)%
Less: Net loss attributable to non-controlling interests	(2,738)	(2,866)	—	128	(4.5)%	(2,866)	—
Net loss attributable to Textura Corporation	$(36,884)	$(15,927)	$(18,928)	$(20,957)	131.6%	$3,001	(15.9)%

	Year Ended September 30,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	33.1%	28.4%	41.8%
General and administrative	66.1%	51.2%	65.2%
Sales and marketing	35.8%	27.7%	24.7%
Technology and development	51.1%	51.3%	58.7%
Depreciation and amortization	12.7%	18.8%	20.6%
Total operating expenses	198.8%	177.4%	211.0%
Loss from operations	(98.8)%	(77.4)%	(111.0)%
Other expense, net	(12.0)%	(9.3)%	(69.1)%
Loss before taxes	(110.8)%	(86.7)%	(180.0)%
Income tax provision	0.8%	—%	—%
Net loss	(111.6)%	(86.7)%	(180.0)%

Operating Metrics

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$28,134	$19,064	$9,875	$9,070	47.6%	$9,189	93.1%
Organization‑driven revenue	7,400	2,617	639	4,783	182.8%	1,978	309.5%
Total revenue	$35,534	$21,681	$10,514	$13,853	63.9%	$11,167	106.2%
Activity‑driven revenue:
Number of projects added	5,247	4,167	2,475	1,080	25.9%	1,692	68.4%
Client‑reported construction value added (billions)	$55.7	$33.8	$19.4	$21.9	64.8%	$14.4	74.2%
Active projects during period	9,127	6,393	3,952	2,734	42.8%	2,441	61.8%
Organization‑driven revenue:
Number of organizations	10,616	5,204	945	5,412	104.0%	4,259	450.7%
Activity‑driven revenue. Activity‑driven revenue increased $9.1 million, or 47.6%, in fiscal 2013 as compared to fiscal 2012. The increase was due primarily to a 25.9% increase in the number of projects added to our solutions, a 64.8% increase in client‑reported construction value added and a 42.8% increase in the number of active projects during the period.
Activity‑driven revenue increased $9.2 million, or 93.1%, in fiscal 2012 as compared to fiscal 2011, due primarily to an increase of 68.4% in projects added and an increase of 74.2% in client‑reported construction value added. Our acquisition of Submittal Exchange in November 2011 generated $2.8 million of revenue in fiscal 2012 and increased the number of projects added and client‑reported construction value added by 1,239 and $9.3 billion, respectively. The remainder of the increase was the result of recently added clients adding their projects to our solutions and our success in adding new clients. Activity‑driven revenue also continued to benefit from a change in pricing structure for our subcontractor clients that took effect during fiscal 2011 and is described below.

Organization‑driven revenue. Organization‑driven revenue increased $4.8 million, or 182.8%, in fiscal 2013 as compared to fiscal 2012. Our PlanSwift solution, which we acquired in the second quarter of fiscal 2013, generated revenue of $4.2 million and increased the number of organizations by 4,739 in fiscal 2013. The remainder of the increase was due primarily to an increase in the number of organizations using our PQM and GradeBeam solutions.
Organization‑driven revenue increased $2.0 million, or 309.5%, in fiscal 2012 as compared to fiscal 2011, due primarily to the acquisition of GradeBeam in October 2011, which added $2.1 million of revenue in fiscal 2012 and increased the number of organizations by 3,633.

Cost of services

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Cost of services	$11,754	$6,152	$4,395	$5,602	91.1%	$1,757	40.0%
Percent of revenue	33.1%	28.4%	41.8%

Cost of services increased $5.6 million, or 91.1%, in fiscal 2013 as compared to fiscal 2012. The increase in cost of services was due primarily to a $4.4 million increase in personnel-related expenses, driven by stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as increased headcount, which increased by 39.6% from fiscal 2012. In addition, other service-related costs increased $1.2 million due primarily to an $0.8 million increase related to certain taxes, an increase in referral fees and costs associated with selling the PlanSwift solution, which we acquired during the second quarter of fiscal 2013. Cost of services as a percent of revenue increased compared to prior year due primarily to share-based compensation and bonuses paid in connection with the IPO and an increase in headcount.

Cost of services increased $1.8 million, or 40.0%, from fiscal 2011 to fiscal 2012. The increase was due primarily to $1.0 million in increased personnel and related expense due to the addition of employees through the acquisitions of GradeBeam and Submittal Exchange and subsequent hiring and $0.5 million of increased hosting and licensing expenses to support the technology acquired in these acquisitions. Cost of services as a percent of revenue decreased compared to prior year as revenue increased by 106.2% compared to cost of services which increased by 40.0%.

General and administrative

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
General and administrative	$23,479	$11,105	$6,856	$12,374	111.4%	$4,249	62.0%
Percent of revenue	66.1%	51.2%	65.2%

General and administrative expenses increased $12.4 million, or 111.4%, in fiscal 2013 as compared to fiscal 2012. The increase was due primarily to a $6.7 million increase in personnel-related expenses and a $2.5 million increase in professional services costs driven by an increase in legal and accounting costs to support the preparation for our IPO and to support our other strategic and corporate initiatives. The increase in personnel expenses was due primarily to stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as an increase in headcount, which increased by 77.8% from fiscal 2012, which was in connection with the addition of resources to support the growth of the company as well as our acquisition of the PlanSwift solution in the second quarter of fiscal 2013. In addition, franchise and real estate taxes increased by $0.8 million, facilities and rent expense increased by $0.4 million, equipment and maintenance expense increased by $0.4 million, insurance expense increased by $0.2 million, travel expense increased by $0.1 million, and other miscellaneous overhead expenses increased by $1.3 million.

General and administrative expenses increased $4.2 million, or 62.0%, from fiscal 2011 to fiscal 2012. The increase was primarily attributable to $0.5 million in personnel‑related expenses, $0.8 million in professional services fees, and $0.6 million in share‑based compensation expense. The acquisitions of Submittal Exchange and GradeBeam resulted in $1.7 million in additional general and administrative expenses post-acquisition, including $0.8 million for employee‑related costs, $0.6 million for occupancy and general office expenses, $0.1 million in professional service fees, and $0.1 million in travel expenses.

Sales and marketing

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Sales and marketing	$12,707	$5,995	$2,601	$6,712	112.0%	$3,394	130.5%
Percent of revenue	35.8%	27.7%	24.7%
Sales and marketing expenses increased $6.7 million, or 112.0%, in fiscal 2013 as compared to fiscal 2012. The increase was due primarily to a $6.1 million increase in personnel-related expenses, which related to stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as personnel expenses associated with the PlanSwift solution, which we acquired during the second quarter of fiscal 2013, and subsequent hiring. Headcount increased by 90.9% from fiscal 2012. In addition, promotional activities and travel expenses each increased by $0.3 million from fiscal 2012.

Sales and marketing expenses increased $3.4 million, or 130.5%, from fiscal 2011 to fiscal 2012. The increase was attributable primarily to the acquisitions of GradeBeam and Submittal Exchange, including $2.9 million in increased personnel‑related expense due to the addition of employees through these acquisitions and subsequent hiring, and $0.3 million in increased marketing and promotional expenses. Both GradeBeam and Submittal Exchange have a higher sales and marketing cost as a percentage of revenue than our other solutions. This increase in sales and marketing expense in fiscal 2012 was partially offset by reduced sales headcount resulting from our decision during the year to change our sales approach for certain of our solutions to an enterprise relationship focus performed by our client services group and executive team.

Technology and development

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Technology and development	$18,148	$11,123	$6,169	$7,025	63.2%	$4,954	80.3%
Percent of revenue	51.1%	51.3%	58.7%
Technology and development expenses increased $7.0 million, or 63.2%, in fiscal 2013 as compared to fiscal 2012. The increase was due primarily to a $7.2 million increase in personnel-related expenses, driven by stock-based compensation and one-time bonuses paid to long-tenured employees in connection with the IPO as well as additional headcount, which increased by 63.4% in fiscal 2013 in connection with the addition of resources to support the growth of the company as well as our acquisition of the PlanSwift solution in the second quarter of fiscal 2013, and a $0.1 million increase in equipment and maintenance expenses. These increases in technology and development expenses were partially offset by a $0.5 million decrease in third-party development fees as a portion of the development projects performed by outside developers in previous years were either completed prior to the current year or performed by the internal development staff.

Technology and development expenses increased $5.0 million, or 80.3%, from fiscal 2011 to fiscal 2012. The increase was attributable primarily to increased employee‑related expenses as we added headcount and utilized third‑party contractors to enhance the functionality of our suite of solutions. The acquisitions of Submittal Exchange and GradeBeam also contributed to the increase in expenses and headcount. Headcount increased by 112% in fiscal 2012 over the prior year.

Depreciation and amortization

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Depreciation and amortization	$4,525	$4,080	$2,161	$445	10.9%	$1,919	88.8%
Percent of revenue	12.7%	18.8%	20.6%
Depreciation and amortization expenses increased by $0.4 million, or 10.9%, in fiscal 2013 as compared to fiscal 2012. The increase was due primarily to a $1.0 million increase in amortization expenses related to the intangible assets acquired in the acquisition of the PlanSwift solution in the second quarter of fiscal 2013 and a $0.1 million increase in expense related to a full three quarters' amortization of Submittal Exchange intangible assets acquired in the three months ended December 31, 2011. These increases were partially offset by a $0.7 million decrease in amortization expense due to certain internal software that had become fully amortized in September 2012.

Depreciation and amortization expenses increased $1.9 million, or 88.8%, from fiscal 2011 to fiscal 2012. The increase was principally attributable to amortization of intangible assets acquired through the acquisitions of GradeBeam and Submittal Exchange in fiscal 2012.

Other expense, net

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Other expense, net	$(4,249)	$(2,019)	$(7,260)	$(2,230)	110.5%	$5,241	(72.2)%
Other expense, net, increased by $2.2 million, or 110.5%, in fiscal 2013 as compared to fiscal 2012. The increase was due primarily to $1.6 million in interest expense recognized upon the conversion of convertible debentures in December 2012 and June 2013, as well as $0.8 million in interest recognized on notes that were issued in the second quarter of fiscal 2013 and repaid in connection with the IPO. These increases in other expense, net, were partially offset by an increase of a non‑cash gain related to the change in the fair value of derivatives of $0.3 million.

Other expense, net decreased $5.2 million, or 72.2%, from fiscal 2011 to fiscal 2012. The decrease was principally attributable to the $4.6 million of interest expense in fiscal 2011 recognized upon conversion of convertible debentures. There were no convertible debentures converted in fiscal 2012.

Additional metrics

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Adjusted EBITDA	$(13,210)	$(9,096)	$(8,031)	$(4,114)	45.2%	$(1,065)	13.3%
Adjusted EBITDA decreased $4.1 million, or 45.2%, in fiscal 2013 as compared to fiscal 2012. The decreases were due primarily to higher personnel-related and professional services expenses incurred in connection with the IPO and to support the process of becoming a public company and our other strategic and corporate initiatives, partially offset by higher revenue.

Adjusted EBITDA decreased $1.3 million, or 16.4%, from fiscal 2011 to fiscal 2012. The decrease was due primarily to the business developments described above, which led to an increase in loss from operations of $5.1 million, offset by an increase in depreciation and amortization expense of $1.9 million as described above and an increase in share‑based compensation expense of $1.2 million.

	Year Ended September 30,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands, except where otherwise indicated)
Deferred revenue	$21,891	$14,166	$5,279	$7,725	54.5%	$8,887	168.3%
Deferred revenue increased $7.7 million, or 54.5%, from September 30, 2012 to September 30, 2013. The variance was due primarily to an increase in deferred revenue of $8.4 million related to higher billings for our CPM solution during the period and, to a lesser extent, billings for our Submittal Exchange solution and the PlanSwift solution, which we acquired in the second quarter of fiscal 2013. Offsetting these increases was a decrease of $0.7 million related to the reclassification of development revenue to accrued expenses that is refundable to our partner under the terms of the agreement. Revenue related to this particular agreement has not been material (less than $0.1 million in fiscal 2013) and it is not expected to be material going forward.

Deferred revenue increased $8.9 million, or 168.3%, from September 30, 2011 to September 30, 2012. The increase was attributable in part to the growth from increased billings in CPM usage fees to subcontractors. The increase was also attributable to $2.8 million in deferred revenue acquired through the acquisitions of GradeBeam and Submittal Exchange in 2012, and an increase of these balances post acquisition of $2.5 million resulting from continued growth.

Liquidity and Capital Resources

We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our IPO in June 2013 and follow-on offering in September 2013, private placements of subordinated convertible debentures, notes payable, leases payable and cash provided by operating activities. Our primary source of liquidity as of September 30, 2013 consisted of $127.7 million of cash and cash equivalents.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, acquisitions and to service our loan payable to related party. We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.

Over the next 12 months, we have planned capital expenditures of $2.4 million and no expected debt service obligations after using $10.2 million in October 2013 to repay the loan related to the purchase of land and construction of our corporate headquarter facilities (see Note 20 to the Audited Consolidated Financial Statements for further details). We believe that our existing cash and cash equivalents will be sufficient to fund our operations, including these capital expenditures.

We have agreed to acquire Latista for cash consideration of $35 million.  The transaction is expected to close on or about December 2, 2013.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended September 30,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(11,825)	$(3,403)	$(1,909)
Net cash used in investing activities	$(3,305)	$(12,842)	$(426)
Net cash provided by financing activities	$138,721	$14,478	$5,200
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

In fiscal 2013, $20.9 million, or 52.8%, of our net loss of $39.6 million consisted of non-cash items, including $4.5 million of depreciation and amortization expense, $3.2 million of non-cash interest expense and the change in fair value of derivatives, $12.6 million of share-based compensation expense, $0.3 million of deferred income taxes and $0.2 million related to issuance of warrants for referral fees. Working capital changes included a $7.2 million increase in deferred revenue and a $2.5 million increase in accounts payable and accrued expenses, partially offset by a $2.8 million decrease in current and other assets. The increase of $8.4 million in cash used in operating activities from fiscal 2012 to fiscal 2013 was primarily a result of higher expenses incurred in connection with the IPO, including one-time cash bonuses of $3.0 million paid to long-tenured employees, and due to an increase in headcount, both as a result of additional resources added to support the growth of the company and in connection with the acquisition of the PlanSwift solution in the second quarter of fiscal 2013. These increases in expenses were partially offset by higher revenue during fiscal 2013.

In fiscal 2012, $8.1 million, or 43.1%, of our net loss of $18.8 million, consisted of non-cash items, including $4.1 million of depreciation and amortization expense, $2.7 million of share-based compensation expense and $1.3 million of non-cash interest expense on convertible debentures and change in fair value of derivatives. Working capital changes included the $6.1 million increase in deferred revenue, and a $1.9 million increase in accrued expenses, including a bonus accrual for management and employees. The increase of $1.5 million in cash used in operating activities from fiscal 2011 to fiscal 2012 was a result of expenditures made to enhance the functionality of our suite of solutions, as well as the post-acquisition investments made in GradeBeam and Submittal Exchange.

In fiscal 2011, $10.2 million, or 54.0%, of our net loss of $18.9 million, consisted of non-cash items, including $6.6 million of non-cash interest expense on convertible debentures, $2.2 million in depreciation and amortization expense and $1.5 million of share-based compensation expense. Working capital changes included a $2.9 million increase in deferred revenue and a $3.7 million increase in accrued expenses, including a bonus accrual for management and employees.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In fiscal 2013, cash used in investing activities was $3.3 million, which primarily related to capital expenditures of $1.8 million, cash paid in connection with our acquisition of the PlanSwift solution in the second fiscal quarter of 2013 of $1.0 million and an increase in restricted cash of $0.5 million.

In fiscal 2012, we used $12.8 million of cash in investing activities, which consisted of $2.4 million of net cash consideration for our acquisition of Submittal Exchange, $10.0 million of cash consideration for our acquisition of GradeBeam and $0.4 million of capital expenditures.

In fiscal 2011, we used $0.4 million of cash in investing activities, primarily consisting of $0.3 million of capital expenditures.

Net Cash Provided by Financing Activities

In fiscal 2013, net cash provided by financing activities was $138.7 million, which primarily consisted of $138.6 million in proceeds from the IPO and follow-on offering, net of underwriting discounts and commissions and other offering costs that we have paid through September 30, 2013, proceeds from the issuance of long-term notes totaling $6.9 million, $2.2 million in proceeds from the exercise of stock options and warrants, and the joint venture partner’s cash investment of $0.4 million in our joint venture, which we consolidate in our financial statements. These cash inflows were partially offset by $8.0 million in debt repayments and $0.6 million paid for the repurchase of outstanding common shares.

In fiscal 2012, cash provided by financing activities was $14.5 million, due primarily to the issuance of $14.7 million of convertible debentures, of which $1.8 million was allocated to the beneficial conversion feature and the detachable warrants issued in connection with the convertible debentures, partially offset by $0.5 million in payments on the mortgage for our headquarters. The majority of these activities occurred in the three months ended December 31, 2011.

In fiscal 2011, cash provided by financing activities was $5.2 million, due primarily to the issuance of $5.5 million of convertible debentures, of which $0.7 million was allocated to the beneficial conversion feature and the detachable warrants issued in connection with the convertible debentures, partially offset by $0.2 million in payments on the mortgage for our headquarters.

Contractual Obligations

The following table describes our contractual obligations as of September 30, 2013 (in thousands):

	Total	Less Than 1 Year	1 - 3 years	3 −5 years	More than 5 years
Loan payable to related party (1)	$10,219	$500	$9,719	$0	—
Interest on loan payable (1)	1,510	551	959	0	—
Notes payable	173	21	42	110	—
Lease obligations (2)	3,904	1,475	1,757	628	44
Total contractual obligations	$15,806	$2,547	$12,477	$738	$44

(1)	We repaid the loan payable to First Midwest Bank in full, including accrued interest, in October 2013.

(2)	Lease obligations include office leases in Des Moines, Iowa, Phoenix, Arizona and Bountiful, Utah and other office furniture and equipment leases.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not have any relationships with other entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements. We are therefore not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. In some instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Our management evaluates its estimates and assumptions on an ongoing basis.

We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. For further information on all of our significant accounting policies, please see Note 2 to the Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We classify our revenue into activity‑driven revenues and organization‑driven revenues.

Activity‑driven revenue. Activity‑driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange and Greengrade solutions. Such revenue includes project fees and monthly fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors. We recognize activity‑driven revenue when there is evidence that project or contracting activity has occurred on our system, the fee is fixed and determinable, delivery of our services has occurred and collection of payment from the project participant is reasonably assured. We recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognize monthly fees in each period during which the project is active on our system. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise our estimates as necessary. The estimated life of the projects on our solutions historically has ranged from 5 to 29 months, and depends on the construction value of the project and the solution being utilized. The estimated life of the contracts on our CPM solution historically has ranged from 5 to 15 months, and depends on the value of the contract.

Organization‑driven revenue. Organization‑driven revenue is generated when clients subscribe to our GradeBeam, PQM and BidOrganizer solutions. We recognize organization‑driven revenue when there is evidence of a subscription arrangement on our system, the fee is fixed and determinable, delivery of our services has occurred, and collection of payment from the organization is reasonably assured. These fees are recognized ratably over the applicable service period, ranging from 12 to 24 months.

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

Accretion of Redemption Premium

Prior to the completion of the IPO in June 2013, our redeemable Series A-1 preferred stock was redeemable at the election of the majority of the preferred stock holders beginning in October 2014. To the extent that redemption was requested, the holders would have received the greater of the fair value of the preferred stock at the time of redemption plus cumulative unpaid dividends, regardless if declared or undeclared, or the original issuance price plus cumulative unpaid dividends. We accreted the carrying value of the redeemable Series A-1 preferred stock to the redemption value each reporting period through a decrease or increase to additional paid-in capital. Upon completion of the IPO, the redeemable preferred shares automatically converted to common shares at a fixed conversion rate of 1:2.84 and, therefore, we will not record any further accretion. Our board of directors determined the fair value of our redeemable Series A-1 preferred stock concurrent with and considering the same factors as the determination of our common stock as described above.

Accounting for Convertible Debentures

We issued convertible debentures with detachable warrants to purchase common stock on various dates throughout fiscal 2010, 2011 and 2012. We evaluated features of the convertible debentures to determine whether embedded derivatives must be bifurcated and accounted for separately. Separately accounted-for derivative financial instruments were recorded at fair value as of the issuance date of the convertible debentures, as a debt discount, and remeasured to fair value as of each subsequent balance sheet date. We determined the fair value of derivative financial instruments using the binomial lattice pricing model. We determined the fair value of the debt using a discounted cash flow analysis based on the stated interest rate of the debt and scheduled principal payments, applying our incremental borrowing rate as the discount factor, and the fair value of the detachable warrants using the Black-Scholes model. The assumptions we used in the binomial model and the Black-Scholes model were the fair value of our common stock, as described above, an expected term equal to the contractual term of the derivative or warrant, volatility based on industry peer data as well as assumptions we expect market participants would make in pricing the warrant, risk-free interest rate corresponding to the contractual term, and a dividend yield of zero. Proceeds remaining after recording any derivative financial instruments were allocated to the convertible debentures and the detachable warrants based on their relative fair values at the time of issuance. The debt discount was amortized to interest expense from the issuance date through the various maturity dates of the convertible debentures.

We calculated the amount of any beneficial conversion feature as the difference between the fair value of common stock at the issuance date and the accounting conversion price, multiplied by the number of shares of common stock the investor can receive under the terms of the agreement. The beneficial conversion feature was recorded as a reduction to the convertible debenture’s net carrying value and was amortized over the period from the date of issuance to the maturity date of the convertible debenture.

Upon conversion, the unamortized debt discount for debentures that included a beneficial conversion feature was recorded as interest expense, and the unamortized debt discount for debentures that did not include a beneficial conversion feature was recorded in equity. All convertible debentures that were outstanding prior to June 2013 converted to common stock in connection with the completion of our IPO.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. Goodwill is not amortized. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Goodwill is measured for impairment on an annual basis, or in interim periods, if indicators of potential impairment exist. We test goodwill for impairment at a single reporting unit level and we have not reported any goodwill impairments to date.

We evaluated both qualitative and quantitative characteristics in determining our reporting units. Based on this evaluation, we determined that we have one reporting unit. Our management team reviews our historical profit and loss information and metrics on a consolidated basis. In addition, the majority of the components utilize a common distribution platform that enables sharing of resources and development across solutions. We also believe that goodwill is recoverable from the overall operations given the economies of scale and leveraging capabilities of the various components.

In the fourth quarter of fiscal 2013, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. After consideration of our market capitalization, business growth and other factors, we determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

In fiscal 2012, we conducted our annual goodwill impairment test in the fourth quarter. The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis. To determine estimated fair value of our reporting unit, we used the income approach, under which fair value was calculated based on estimated discounted future cash flows. The income approach was determined to be the most representative valuation technique that would be utilized by a market participant in an assumed transaction. Significant assumptions are based on historical and forecasted results of operations, and consider estimates of cash flows consistent with the plans and estimates used to manage the business, including significant assumptions as to revenue growth, operating costs and expenses and operating cash flows, as well as various assumptions for attrition, weighted average cost of capital and terminal growth. Based on our testing, the fair value of our reporting unit substantially exceeded its carrying value.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. At September 30, 2013, we had a loan payable of $10.2 million; however, we paid the amount in full in October 2013. A large portion of our cash balance is invested in a highly liquid money market account and therefore not subject to significant interest rate risk.

Foreign Currency Risk

We do not believe that fluctuation in the exchange rates of currencies other than the U.S. dollar has had a material effect on our business, financial condition or results of operations. Less than 10% of our revenues, those derived from clients located in Canada, currently are denominated in a currency other than the U.S. dollar. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition or results of operations.

Nonetheless, if we are successful in expanding our global presence, an increasing portion of our future revenue and operating expenses may be denominated in currencies other than the U.S. dollar. If our international operations grow, our risks associated with fluctuation in currency rates would become greater, and we would reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar could increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Textura Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, redeemable securities and equity (deficit), and cash flows present fairly, in all material respects, the financial position of Textura Corporation and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
November 25, 2013

Textura Corporation
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2013	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$127,728	$4,174
Accounts receivable, net of allowance for doubtful accounts of $148 and $59 at September 30, 2013 and 2012, respectively	3,664	1,621
Prepaid expenses and other current assets	1,534	701
Total current assets	132,926	6,496
Property and equipment, net	19,807	17,775
Restricted cash	1,530	1,000
Goodwill	23,937	17,949
Intangible assets, net	9,381	7,722
Other assets	386	157
Total assets	$187,967	$51,099

Liabilities, Redeemable Securities and Equity (Deficit)
Current liabilities
Accounts payable	$1,799	$1,055
Accrued expenses	10,107	6,852
Deferred revenue, short-term	19,935	12,793
Notes and leases payable, short-term	868	87
Loan payable to related party, short-term	500	500
Total current liabilities	33,209	21,287
Deferred revenue, long-term	1,956	1,373
Convertible debentures	—	15,888
Notes and leases payable, long-term	742	—
Loan payable to related party, long-term	9,719	10,219
Other long-term liabilities	546	599
Total liabilities	46,172	49,366
Commitments and Contingencies (Note 11)
Redeemable Series A-1 preferred stock, $.001 par value; no shares authorized, issued or outstanding at September 30 2013; 1,441 shares authorized and 1,015 shares issued and outstanding at September 30, 2012	—	43,135
Redeemable non‑controlling interest	373	—
Stockholders’ equity (deficit)
Series A-2 preferred stock, $.001 par value; no shares authorized, issued or outstanding at September 30 2013; 1,058 shares authorized and 805 shares issued and outstanding at September 30, 2012	—	1
Preferred stock, $.001 par value; 10,000 authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000 shares authorized; 25,091 and 8,992 shares issued and 24,629 and 8,570 shares outstanding at September 30, 2013 and 2012	25	9
Additional paid in capital	325,387	95,389
Treasury stock, at cost; 462 and 422 shares at September 30, 2013 and 2012	(5,831)	(5,231)
Accumulated other comprehensive loss	(23)	—
Accumulated deficit	(178,136)	(141,252)
Total Textura Corporation stockholders’ equity (deficit)	141,422	(51,084)
Non-controlling interest	—	9,682
Total equity (deficit)	141,422	(41,402)
Total liabilities, redeemable securities and equity (deficit)	$187,967	$51,099
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended September 30,
	2013	2012	2011
Revenues	$35,534	$21,681	$10,514
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	11,754	6,152	4,395
General and administrative	23,479	11,105	6,856
Sales and marketing	12,707	5,995	2,601
Technology and development	18,148	11,123	6,169
Depreciation and amortization	4,525	4,080	2,161
Total operating expenses	70,613	38,455	22,182
Loss from operations	(35,079)	(16,774)	(11,668)
Other expense, net
Interest income	28	5	4
Interest expense	(4,717)	(2,205)	(7,264)
Change in fair value of conversion option liability	440	181	—
Total other expense, net	(4,249)	(2,019)	(7,260)
Loss before income taxes	(39,328)	(18,793)	(18,928)
Income tax provision	294	—	—
Net loss	(39,622)	(18,793)	(18,928)
Less: Net loss attributable to non-controlling interests	(2,738)	(2,866)	—
Net loss attributable to Textura Corporation	(36,884)	(15,927)	(18,928)
Accretion of redeemable Series A-1 preferred stock	3,549	3,373	11,486
Accretion of redeemable non‑controlling interest	325	—	—
Dividends on Series A-2 preferred stock	335	480	480
Beneficial conversion of Series A-2 preferred stock	7,161	—	—
Net loss available to Textura Corporation common stockholders	$(48,254)	$(19,780)	$(30,894)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(3.58)	$(2.31)	$(4.18)
Weighted average number of common shares outstanding, basic and diluted	13,492	8,548	7,392
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended September 30,
	2013	2012	2011
Net loss	$(39,622)	$(18,793)	$(18,928)
Other comprehensive loss:
Foreign currency translation loss	(41)	—	—
Comprehensive loss	(39,663)	(18,793)	(18,928)
Less: Comprehensive loss attributable to non-controlling interests	(2,756)	(2,866)	—
Comprehensive loss attributable to Textura Corporation	$(36,907)	$(15,927)	$(18,928)
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Redeemable Securities and Equity (Deficit)
(in thousands)

	Redeemable Series A-1 Preferred Stock		Redeemable Common Stock		Redeemable Non-Controlling Interest	Series A-2 Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balance at October 1, 2010	1,015	$28,276	—	$—	$—	805	$1	6,942	$7	$80,624	$(5,231)	$—	$(106,397)	$(30,996)	$—	$(30,996)
Share‑based compensation	—	—	—	—	—	—	—	—	—	1,468	—	—	—	1,468	—	1,468
Warrants issued for mortgage renewal	—	—	—	—	—	—	—	—	—	109	—	—	—	109	—	109
Warrants issued with debt issuance	—	—	—	—	—	—	—	—	—	969	—	—	—	969	—	969
Beneficial conversion feature on debt issuance	—	—	—	—	—	—	—	—	—	96	—	—	—	96	—	96
Conversion of convertible debentures into common stock	—	—	—	—	—	—	—	1,602	2	22,344	—	—	—	22,346	—	22,346
Redeemable Series A-1 preferred accretion	—	11,486	—	—	—	—	—	—	—	(11,486)	—	—	—	(11,486)	—	(11,486)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,928)	(18,928)	—	(18,928)
Balances at September 30, 2011	1,015	39,762	—	—	—	805	1	8,544	9	94,124	(5,231)	—	(125,325)	(36,422)	—	(36,422)
Share‑based compensation	—	—	—	—	—	—	—	—	—	2,676	—	—	—	2,676	—	2,676
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	26	—	322	—	—	—	322	—	322
Warrants issued with debt issuance	—	—	—	—	—	—	—	—	—	1,660	—	—	—	1,660	—	1,660
Beneficial conversion feature on debt issuance	—	—	—	—	—	—	—	—	—	140	—	—	—	140	—	140
Deferred tax liability on beneficial conversion feature	—	—	—	—	—	—	—	—	—	(160)	—	—	—	(160)	—	(160)
Acquisition of Submittal Exchange Holdings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,548	12,548
Redeemable Series A-1 preferred accretion	—	3,373	—	—	—	—	—	—	—	(3,373)	—	—	—	(3,373)	—	(3,373)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,927)	(15,927)	(2,866)	(18,793)
Balances at September 30, 2012	1,015	43,135	—	—	—	805	1	8,570	9	95,389	(5,231)	—	(141,252)	(51,084)	9,682	(41,402)
Share‑based compensation	—	—	—	—	—	—	—	—	—	12,628	—	—	—	12,628	—	12,628
Investment in Textura Australasia, Pty Ltd	—	—	—	—	407	—	—	—	—	—	—	—	—	—	—	—
Acquisition of PlanSwift	—	—	539	7,898	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of Series A-2 preferred stock warrants	—	—	—	—	—	59	—	—	—	412	—	—	—	412	—	412

Redeemable Series A‑1 preferred stock accretion	—	3,549	—	—	—	—	—	—	—	(3,549)	—	—	—	(3,549)	—	(3,549)
Issuance of common stock in connection with IPO, net of offering costs of $8,541	—	—	—	—	—	—	—	5,750	6	77,703	—	—	—	77,709	—	77,709
Conversion of convertible debentures into common stock	—	—	—	—	—	—	—	1,269	1	19,034	—	—	—	19,035	—	19,035
Conversion of convertible A-1 and A-2 preferred stock into common stock upon IPO	(1,015)	(46,684)	—	—	—	(864)	(1)	5,748	6	46,684	—	—	—	46,689	—	46,689
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	—	—	—	—	—	—	—	963	1	7,282	—	—	—	7,283	(7,283)	—
Reclassification of redeemable common stock upon IPO	—	—	(539)	(7,898)	—	—	—	539	—	7,898	—	—	—	7,898	—	7,898
Fair value of warrants reclassified to equity upon IPO	—	—	—	—	—	—	—	—	—	435	—	—	—	435	—	435
Repurchase of common shares at cost	—	—	—	—	—	—	—	(40)	—	—	(600)	—	—	(600)	—	(600)
Issuance of common stock in connection with follow-on offering, net of offering costs of $4,327	—	—	—	—	—	—	—	1,687	2	59,777	—	—	—	59,779	—	59,779
Proceeds from exercise of stock options and warrants to purchase common stock	—	—	—	—	—	—	—	143	—	1,815	—	—	—	1,815	—	1,815
Issuance of warrant to purchase 7,500 shares of common stock	—	—	—	—	—	—	—	—	—	202	—	—	—	202	—	202
Net loss	—	—	—	—	(341)	—	—	—	—	—	—	—	(36,884)	(36,884)	(2,399)	(39,283)
Other comprehensive loss	—	—	—	—	(18)	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Redeemable non‑controlling interest accretion	—	—	—	—	325	—	—	—	—	(323)	—	—	—	(323)	—	(323)
Balances at September 30, 2013	—	$—	—	$—	$373	—	$—	24,629	$25	$325,387	$(5,831)	$(23)	$(178,136)	$141,422	$—	$141,422
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended September 30,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(39,622)	$(18,793)	$(18,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,525	4,080	2,161
Non-cash interest expense	3,642	1,526	6,588
Deferred income taxes	294	—	—
Change in fair value of conversion option liability	(440)	(181)	—
Share‑based compensation	12,628	2,676	1,468
Issuance of warrants for referral fees	202	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,972)	(694)	142
Prepaid expenses and other assets	(807)	(221)	(19)
Deferred revenue, including long-term portion	7,240	6,128	2,882
Accounts payable	26	181	145
Accrued expenses and other	2,459	1,895	3,652
Net cash used in operating activities	(11,825)	(3,403)	(1,909)
Cash flows from investing activities
Increase in restricted cash	(530)	(100)	(100)
Purchases of property and equipment	(1,786)	(393)	(326)
Acquisitions of businesses, net of cash acquired	(989)	(12,349)	—
Net cash used in investing activities	(3,305)	(12,842)	(426)
Cash flows from financing activities
Partner’s investment in joint venture	407	—	—
Principal payments on loan payable	(502)	(500)	(197)
Payments on capital leases	(238)	—	—
Proceeds from debt issuances	6,930	—	—
Repayments of debt	(7,964)	—	—
Proceeds from debentures	—	13,004	4,836
Proceeds from issuance of warrants	—	1,660	629
Proceeds from exercise of stock options and warrants	2,226	321	—
Deferred financing costs	(151)	—	—
Proceeds from issuance of common stock in IPO and follow-on offering, net of underwriting discounts and commissions and other offering costs	138,613	—	—
Repurchase of common shares	(600)	—	—
Other financing activities	—	(7)	(68)
Net cash provided by financing activities	138,721	14,478	5,200
Effect of changes in foreign exchange rates on cash and cash equivalents	(37)	—	—
Net increase (decrease) in cash and cash equivalents	123,554	(1,767)	2,865
Cash and cash equivalents
Beginning of period	4,174	5,941	3,076
End of period	$127,728	$4,174	$5,941
Supplemental cash flow data:
Cash paid for interest	$947	$625	$524
Non-cash investing and financing activities:
Accretion of redeemable Series A-1 preferred stock	$3,549	$3,373	$11,486
Accretion of redeemable non‑controlling interest	$325	$—	$—
Assets acquired under capital lease	$1,676	$—	$—
Accrued offering costs	$1,125	$—	$—
Conversion of convertible A-1 and A-2 preferred stock into common stock upon IPO	$46,684	$—	$—
Issuance of common stock upon conversion of debentures	$16,784	$—	$17,730
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	$7,282	$—	$—
Reclassification of redeemable common stock upon IPO	$7,898	$—	$—
Fair value of warrants reclassified to equity upon IPO	$435	$—	$—
Warrants issued for mortgage renewal	$—	$—	$109
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

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

The Company is subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of its solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. The Company has incurred significant losses and negative cash flows from operations and continues to devote the majority of its resources to the growth of the Company’s business. The Company has an accumulated deficit of $178.1 million as of September 30, 2013.

To date, the Company’s activities have been financed primarily through the issuance of debentures, commercial debt, and the sale of equity securities. On June 2013, the Company completed an initial public offering (the ‘‘IPO’’), in connection with which it issued 5,750 shares of common stock for proceeds of $80,213, net of underwriting discounts and commissions of $6,037, but before other offering costs of $2,504. In September 2013, the Company completed a follow on public offering, in connection with which it issued 1,687 shares of common stock and received proceeds of $61,221, net of underwriting discounts and commissions of $2,885, but before other offering costs of $1,442. See Note 18 for further details.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Textura Corporation and its subsidiaries. All significant intercompany transactions are eliminated.

On November 7, 2011, the Company obtained a controlling interest in Submittal Exchange Holdings, LLC (“Submittal Exchange Holdings”), which acquired Submittal Exchange, LLC (“Submittal Exchange”) (see Note 3). The Company initially controlled Submittal Exchange Holdings through its ownership of 100% of the voting class of units and its entitlement to make all decisions affecting Submittal Exchange Holdings with the exception of limited decision‑making rights of the non‑controlling interest holders that are protective in nature. The former shareholders of Submittal Exchange received Class A preferred units of Submittal Exchange Holdings, which are reflected as non-controlling interest in the consolidated financial statements. The Class A preferred units were automatically convertible into Textura common shares on a 1:2 basis upon an initial public offering of Textura, at which time the non-controlling interest was eliminated. Upon completion of the IPO, the Class A preferred units converted into shares of the Company's common stock and there is no longer a non-controlling interest in Submittal Exchange Holdings.

In October 2012, the Company and Minter Ellison, a law firm in Australia, formed a joint venture, Textura Australasia, Pty. Ltd. (the “Joint Venture”), to offer the Company’s construction collaboration software solutions to the Australia and New Zealand markets. Both parties have contributed cash of $400, denominated in Australian dollars, for their respective 50% interests in the Joint Venture. The Company has consolidated the financial results of the Joint Venture because the Company has determined that the Joint Venture is a variable interest entity and that it is the primary beneficiary. The Company is the primary beneficiary of the Joint Venture due to its controlling financial interest through its authority with regard to hiring key employees and decision making of its central operations. Due to certain redemption provisions in the Joint Venture agreement, the Company has reflected Minter Ellison’s financial interest as redeemable non-controlling interest in the consolidated balance sheet at its redemption value.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

On March 28, 2013, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock in the form of a stock dividend and approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of its common stock from 20,000 to 90,000. All numbers of shares and per share amounts in these consolidated financial statements have been adjusted to reflect the two-for-one stock split on a retroactive basis. Stockholders’ equity reflects the stock split by reclassifying from ‘‘Additional paid-in capital’’ to ‘‘Common stock’’ an amount equal to the par value of the additional shares arising from the split. The stock split was effective on May 20, 2013.

On June 12, 2013, the Company completed the IPO of 5,750 shares of common stock, including 750 shares sold pursuant to the underwriters' option to purchase additional shares, at an offering price of $15.00 per share. The Company received proceeds from the IPO of $80,213, net of underwriting discounts and commissions of $6,037, but before other offering costs of $2,504. All outstanding shares of the Company's Series A-1 and Series A-2 preferred stock, including accrued dividends, the Submittal Exchange Holdings LLC Class A preferred units and the outstanding convertible debentures, including both principal and accrued paid-in-kind interest, were automatically converted to shares of common stock in connection with the IPO (see Note 18 for further details).

On September 25, 2013, the Company completed a follow on public offering of 1687 shares of common stock, including 687 shares sold pursuant to the underwriters' option to purchase additional shares, at an offering price of $38.00 per share. The Company received proceeds from the offering of $61,221, net of underwriting discounts and commissions of $2,885, but before other offering costs of $1,442 (see Note 18).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. Actual results could differ from those estimates. Significant estimates are involved in the Company’s revenue recognition, accounting for convertible debentures, depreciation, amortization and assumptions for share‑based payments.

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash accounts in which the balances, at times, exceed the Federal Deposit Insurance Corporation limits. The Company has not experienced any losses in such accounts.

Restricted Cash

The Company is required to maintain compensating cash balances with two financial institutions. These cash balances are set aside per provisions of contracts with these institutions and cannot be used in the daily operations of the business.

Revenue Recognition

For the Company’s CPM, Submittal Exchange, and Greengrade solutions, the Company earns revenue from owners/developers, general contractors and architects in the form of project fees and monthly fees; and from subcontractors in the form of usage fees. For the Company’s GradeBeam, PQM and BidOrganizer solutions, the Company earns revenue in the form of subscription fees. The Company’s arrangements do not contain general rights of return and do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service contracts.

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

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

value to the customer without the solution and are not available from other vendors. Accordingly, the training and support are combined with the solution and treated as a single unit of accounting.

The Company recognizes this revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred, and collection of payment from the project participant is reasonably assured. The Company recognizes project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognizes subscription fees over the subscription period. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. The Company performs periodic reviews of actual project and contract data and revises estimates as necessary. Estimated project life durations range from 6 to 28 months, and estimated contract life durations range from 5 to 15 months. Subscription periods typically range from 6 to 24 months.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for amounts due from customers that it does not expect to collect. The Company monitors its accounts receivable and updates the allowance for doubtful accounts when it becomes aware of changes in collectability. The Company estimates the allowance based on historical write-offs and recoveries, as well as aging trends. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Maintenance and repairs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

Buildings	30 years
Computer equipment	2 years
Office furniture	5 years
Leasehold improvements	5 years
Capitalized software	3 years

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The Company incurs costs, primarily consisting of employee‑related and third‑party contractor costs, to develop and maintain its source software and other internally developed software applications. The Company expenses costs incurred during the planning and post-implementation phases of development of its solutions. During the solution development phase, costs incurred are capitalized. Capitalized software development costs are amortized over their estimated useful life of three years. These capitalized costs are reflected as capitalized software and the amortization is charged to depreciation and amortization in the consolidated statements of operations. During the year ended September 30, 2013, the Company capitalized software costs totaling $671. All software development costs incurred during the years ended September 30, 2012 and 2011 have been expensed.

Capital Leases

Leased property and equipment meeting capital lease criteria are capitalized and included within property, plant and equipment on the Company’s consolidated balance sheets. Obligations under capital leases are accounted for as current and non-current liabilities and are included within short-term and long-term lease payable on the Company’s consolidated balance sheets. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. Goodwill is not amortized. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Goodwill is measured for impairment on an annual basis, or in interim periods, if indicators of potential impairment exist. The Company tests goodwill for impairment at a single reporting unit level and it has not reported any goodwill impairments to date.

The Company evaluated both qualitative and quantitative characteristics in determining its reporting units. Based on this evaluation, it determined that it has one reporting unit. The Company's management team reviews historical profit and loss information and metrics on a consolidated basis. In addition, the majority of the components utilize a common distribution platform that enables sharing of resources and development across solutions. The Company also believes that goodwill is recoverable from the overall operations given the economies of scale and leveraging capabilities of the various components.

The Company conducts its annual test for goodwill impairment in the fourth quarter. For fiscal 2013, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. After consideration of market capitalization, business growth and other factors, the Company determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

In fiscal 2012, the Company conducted its annual goodwill impairment test using a two-step process. The first step involved a comparison of the fair value of a reporting unit with its carrying value, including goodwill. The Company used an income approach, specifically a discounted cash flow model (“DCF model”), to determine the fair value of the reporting unit. The DCF model utilizes management’s revenue and expense projections and as such involves significant assumptions as to revenue growth, operating costs and expenses, operating cash flows, as well as various assumptions for attrition, weighted average cost of capital and terminal growth. If the reporting unit’s fair value is greater than its carrying value, the reporting unit’s goodwill is not considered to be impaired. If the reporting unit’s fair value is less than its carrying value, then the second step is performed to determine if the goodwill has been impaired. In the second step, the implied fair value of goodwill is determined by subtracting from the fair value of the reporting unit the sum of the fair values of all the net tangible and other intangible assets of the reporting unit, including those that may not have been previously recorded. A goodwill impairment charge would be recognized for the amount that the carrying value exceeds this implied fair value. The Company concluded that it was more likely than not that the fair value of goodwill exceeded its carrying amount and there were no impairment of goodwill in fiscal 2012.

Intangible Assets

The Company’s identifiable intangible assets consist of developed product technologies, customer relationships, trademarks and covenants not to compete. These assets have been acquired through acquisitions and were initially recorded at fair value. Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The estimated useful lives of the assets are as follows:

Developed product technology	3 years
Customer relationships	10 years
Trademarks	3 - 5 years
Covenants not to compete	2 - 4 years
The Company generally employs the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product/service life cycles, economic barriers to entry and the discount rate applied to the cash flows.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment, software and finite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future results, significant negative changes in the manner of use of the acquired assets in the Company’s business, or material negative changes in relationships with significant customers. Recoverability is measured by a comparison of the carrying value to the future undiscounted net cash flows associated with the asset or asset group. If the carrying value exceeds the undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the fair value of the asset or asset group. Additionally, no impairment indicators for long-lived assets were identified in fiscal 2013.

During 2012, the actual operating results for GradeBeam met assumptions management used to determine the purchase price of the acquisition but underperformed compared to GradeBeam’s revenue forecast at the time of acquisition. In preparing projected future results and analysis of recent actual results, the Company believed a triggering event had occurred requiring an impairment analysis. Our impairment analysis of GradeBeam’s developed technology and customer relationship carrying values during the fourth quarter of 2012 indicated there was no impairment.

Segment Reporting

The Company has one operating segment, providing on-demand business collaboration software solutions to the commercial construction industry. The Company’s chief operating decision maker, the Chief Executive Officer, manages the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

The Company’s revenues are principally generated in the United States, which accounted for 89.8%, 89.9%, and 90.1% of consolidated revenues for the years ended September 30, 2013, 2012, and 2011, respectively, with the remainder primarily from customers located in Canada. The Company's assets are substantially located in United States. Including the revenues generated both directly from a client and from the subcontractors working on projects the client controls, our largest customer accounted for 8.8%, 10.8% and 13.4% of consolidated revenues in the years ended September 30, 2013, 2012 and 2011, respectively. No single customer accounted for 10% or more of the accounts receivable balance at September 30, 2013 and 2012. There are no significant assets outside of the United States.

The Company classifies revenue into activity-driven revenue and organization-driven revenue. Activity-driven revenue is generated as a direct result of project activity on the CPM, Submittal Exchange and Greengrade solutions. Such revenue includes project fees and monthly fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors. Organization-driven revenue is generated when clients subscribe to the GradeBeam, PQM and BidOrganizer solutions. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type, or number of users. Organization-driven revenue also includes revenue from the sale of software licenses and related maintenance and training for the PlanSwift solution.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The breakdown of revenue between activity-driven and organization driven is as follows:

	Year Ended September 30,
	2013	2012	2011
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$28,134	$19,064	$9,875
Organization‑driven revenue	7,400	2,617	639
Total revenue	$35,534	$21,681	$10,514
Share‑Based Compensation

The Company recognizes share‑based compensation on stock option and restricted stock unit grants to employees and directors in the consolidated statements of operations based on their grant date fair values. The grant date fair values of the Company’s equity awards are amortized over the awards’ service periods on a straight-line basis. The Company had not recognized any share-based compensation expense related to the restricted stock units granted under the 2008 Plan prior to June 12, 2013. In connection with the IPO, all outstanding restricted stock units were terminated in accordance with their terms and became payable one year following the IPO, and the Company recorded share-based compensation expense equal to the fair value of the restricted stock units as of the IPO date. See Note 14 for further details.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

Convertible Debentures

In 2011, the Company issued convertible debentures with detachable warrants to purchase common stock. The Company evaluated features of the convertible debentures to determine whether embedded derivatives must be bifurcated and accounted for separately. Separately‑accounted for derivative financial instruments were recorded at fair value as of the issuance date of the convertible debentures, as a debt discount, and remeasured to fair value as of each subsequent balance sheet date. The Company determined the fair value of the debt using a discounted cash flow analysis based on the stated interest rate of the debt and scheduled principal payments, applying the Company’s incremental borrowing rate as the discount factor and the fair value of the detachable warrants using the Black‑Scholes method. Proceeds remaining after recording any derivative financial instruments were allocated to the convertible debentures and the detachable warrants based on their relative fair values at the time of issuance. The unamortized debt discounts arising from separately‑accounted for derivative financial instruments and the allocation of proceeds to the detachable warrants were being amortized to interest expense from the issuance date through the various maturity dates of the convertible debentures.

A beneficial conversion feature exists if, at the issuance date, the accounting conversion price of the convertible debenture is less than the fair value of the common stock into which it is convertible. The Company calculates the amount of any beneficial conversion feature as the difference between the fair value of common stock at the issuance date and the accounting conversion price, multiplied by the number of common shares the investor can receive under the terms of the agreement. The beneficial conversion feature was recorded as a reduction to the convertible debentures' net carrying value and was being amortized over the period from the date of issuance to the maturity date of the convertible debentures.

Debt Issuance Costs

The Company incurred bank fees and loan filing costs and issued warrants in connection with loan origination or related amendments. These debt issuance costs are recorded in other assets and amortized to interest expense over the term of the related debt.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

Accretion of Redeemable Series A-1 Preferred Stock

Prior to its conversion to common stock in connection with the IPO, the Company’s redeemable Series A-1 preferred stock was redeemable at the election of the majority of the preferred stock holders beginning in October 2014. To the extent that redemption was requested, the holders would have received the greater of the fair value of the preferred stock at the time of redemption plus cumulative unpaid dividends, regardless if declared or undeclared, or the original issuance price plus cumulative unpaid dividends. The Company accreted the carrying value of the redeemable Series A-1 preferred stock to the redemption value each reporting period through a decrease or increase to additional paid-in capital. Upon completion of an initial public offering, the redeemable Series A-1 preferred stock would automatically convert to common shares at a fixed conversion rate of 1:2.84 and the Company would not record any further accretion. Upon completion of the IPO, the outstanding shares of the Company's Series A-1 and A-2 preferred stock automatically converted into shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of additional shares of common stock through an adjustment to the conversion rate.

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

The Company determined that certain embedded features of the 2011 convertible debentures (see Note 8) were required to be bifurcated and accounted for as derivatives prior to the IPO. Derivative financial instruments, warrants and beneficial conversion features were recorded as a discount to the convertible debentures and were amortized to interest expense. In connection with the IPO and the automatic conversion of the convertible debentures to common stock, the Company wrote off the unamortized discounts and the derivative financial instruments (see Notes 8 and 18).

The fair value was determined using the binomial lattice pricing model prior to IPO. The Company determined the fair value using Level 3 inputs as follows:

9/30/2012
Dividend yield	—
Volatility	40%
Risk-free rate	0.46%

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The following table sets forth a reconciliation of changes in the fair value of derivative financial instruments classified as liabilities:

	2013	2012
	(in thousands)
Balance as of beginning of fiscal year	$439	$153
Initial fair value recorded as debt discount	—	467
Change in fair value included in earnings	(439)	(181)
Balance as of September 30	$—	$439
In January and February 2013, in connection with a private placement of $6,750 of unsecured notes, the Company issued detachable warrants to purchase an aggregate of 86 shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock were offered in an IPO (see Note 10). The Company recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the notes and as a long-term liability since the exercise price was not fixed. In connection with the IPO, which fixed the exercise price, the fair value of the warrants of $435 was reclassified from other long-term liabilities to additional paid-in capital on the consolidated balance sheet.

Foreign Currency Transactions

The functional currency of the Company is the United States Dollar. Asset and liability balances denominated in a foreign currency are remeasured to U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period. Foreign currency translation differences have not been material to date and have been included in the statement of operations as incurred through the second quarter of the fiscal year ending September 30, 2013. Beginning in the third quarter of fiscal 2013, the Company recorded foreign currency translation differences in accumulated other comprehensive income (loss).

Comprehensive Income (Loss)

The Company's comprehensive income (loss) is comprised of net income (loss) plus other comprehensive income (loss), which is comprised of foreign currency translation adjustments. For the year ended September 30, 2013, comprehensive loss was $39,663, of which $2,756 was attributable to the non-controlling interest.

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

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The following outstanding equity securities were excluded from the computation of diluted net loss per share available to Textura Corporation common stockholders as their inclusion would have been anti-dilutive:

	Year Ended September 30,
	2013	2012	2011
	(in thousands)
Conversion of redeemable or convertible preferred stock	—	5,558	5,504
Conversion of Submittal Exchange Holdings Class A preferred units	—	963	—
Outstanding Restricted stock units	709	630	348
Outstanding stock options	3,302	2,448	1,836
Outstanding common and preferred warrants	1,321	1,412	1,124
Total excluded securities	5,332	11,011	8,812
Preferred stock, Submittal Exchange Holdings Class A preferred units and restricted stock units were considered contingently issuable common shares prior to the IPO and, accordingly, were not included in diluted EPS because the contingency had not been met. The table also excludes conversion of 2011 Debentures, because the number of shares upon conversion could not be calculated until an initial public offering.

3. Acquisitions

On October 19, 2011, the Company acquired certain assets and assumed certain liabilities of GradeBeam, LLC (‘‘GradeBeam’’). GradeBeam supports the process of obtaining construction bids, identifying potential bidders, inviting them to bid, and tracking bidding intent. The GradeBeam solution expanded the Company’s suite of solutions, especially in the planning phase of projects. The aggregate purchase price of $9,969 was paid in cash. The purchase price of the acquisition was allocated to the net assets acquired based on the fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired. The Company believes the goodwill reflects its expectations related to economies of scale and leveraging of the GradeBeam solution with existing solution offerings. Identifiable intangible assets consist of developed product technologies, customer relationships, trademarks and covenants not to compete. Goodwill is deductible for tax purposes. The total purchase price has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$3,970
Goodwill	6,945
Deferred revenue	(1,120)
Other current assets (liabilities), net	174
Net assets acquired	$9,969
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

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

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
$15,355
The fair value of the Class A preferred units was determined to be $26.05 per unit, which was determined to be substantially equivalent to the fair value of the Textura common stock into which the Class A preferred units were convertible due to certain characteristics of the Class A preferred units. These characteristics include the conversion feature (discussed above) and participating rights, for dividends or other distributions, equal to those of the Company’s common stock. The purchase price of the acquisition was allocated to the net assets acquired based on the fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets acquired. The Company believes the goodwill reflects its expectations related to economies of scale and leveraging of the Submittal Exchange solution with existing solution offerings. Identifiable intangible assets consist of developed product technologies, customer relationships, trademarks and covenants not to compete. Goodwill is not deductible for tax purposes. The total purchase price has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$5,550
Goodwill	11,004
Property and equipment	58
Deferred revenue	(1,640)
Other current assets (liabilities), net	383
Net assets acquired	$15,355
The following table contains unaudited pro forma consolidated statements of operations information assuming the acquisitions of GradeBeam and Submittal Exchange occurred on October 1, 2010 and includes adjustments for amortization of intangible assets and interest expense. This pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place on October 1, 2010, or of future results.

	2012	2011
	(in thousands, unaudited)
Revenue	$22,167	$15,172
Loss from operations	(17,653)	(14,985)
Net loss available to Textura Corporation common stockholders	(20,076)	(32,408)
Net loss per share, basic and diluted	$(2.35)	$(4.39)

For the year ended September 30, 2012, revenue of $2,812 and $2,072 related to the Submittal Exchange and GradeBeam acquisitions, respectively, are included in the Company’s results of operations from their respective acquisition dates. The acquisitions of Submittal Exchange and Gradebeam have been fully integrated into our financial reporting systems and the earnings resulting from these acquisitions therefore cannot be calculated without unreasonable effort.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

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

The purchase price was subject to a customary post-closing working capital adjustment payable in cash, and 81 of the shares of common stock issued at the closing are subject to an escrow arrangement for a period of 18 months after the closing for purposes of indemnification claims by the Company against PlanSwift under the acquisition agreement. The notes were payable in two equal installments on June 28, 2013 and December 31, 2013 or upon completion of an initial public offering. The payment of these notes of $1,296, including $82 of imputed interest, was accelerated upon the completion of the IPO.

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

Within ten business days following the completion of the IPO, one unitholder of PlanSwift had the right to require the Company to repurchase up to $1,500 of common stock of the Company, based upon the IPO price, that was issued in connection with the acquisition. In June 2013, the unitholder exercised his right to redeem 40 shares for a total of $600 at the IPO price of $15.00, which was recorded as treasury stock as of September 30, 2013.

Revenue of $4,181 related to the PlanSwift acquisition is included in the Company’s results of operations from January 31, 2013 for the year ended September 30, 2013. The Company has not disclosed net income or loss included in the Company's financial results or pro forma information related to the PlanSwift acquisition because this information cannot be prepared without unreasonable effort.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at September 30:

	September 30,
	2013	2012
	(in thousands)
Land	$4,276	$4,276
Computer equipment	3,666	2,280
Furniture and fixtures	2,177	1,240
Leasehold improvements	92	9
Building	15,079	14,880
Capitalized software	5,520	4,503
	30,810	27,188
Less: Accumulated depreciation and amortization	(11,003)	(9,413)
	$19,807	$17,775
Depreciation expense related to property and equipment was $1,595, $1,030 and $909, respectively, for the years ended September 30, 2013, 2012 and 2011. Amortization expense related to capitalized software was $19 for the year ended September 30, 2013 and $1,252 for each of the years ended September 30, 2012 and 2011.

5. Capital Leases

During the year ended September 30, 2013, the Company entered into two agreements with a financial institution to finance the purchase of certain assets over a period of two years. The leases require monthly payments of principal and annual imputed interest at 15.6% and 13.0%. Under the terms of the leases, the Company financed the purchase of assets with an aggregate cost of $1,798. During the year ended September 30, 2012, the Company entered into an agreement with a financial institution for the purchase of assets with an aggregate cost of $95. The lease requires monthly payments of principal and annual imputed interest at 10.0%.

Obligations under capital leases are accounted for as current and non-current liabilities and are included within short-term and long-term lease payable on the Company’s consolidated balance sheets. The capital lease payable amounts were based upon the minimum payments required under the leases and the Company’s incremental borrowing rate, adjusted for other interest and deferred financing charges.

The Company had $1,894 and $95, respectively, in assets acquired under capital leases as of September 30, 2013 and 2012, for which the net book values were $1,428 and $87, respectively. Depreciation expense for leased assets is included within depreciation and amortization expense in the Company’s consolidated statements of operations.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

As of September 30, 2013, future minimum lease payments related to Company’s capital leases are as follows:

Amount
(in thousands)
2014	$948
2015	665
Total minimum lease payments	1,613
Less amounts representing interest	(185)
Present value of minimum lease payments	1,428
Less current portion of capital lease obligations	(828)
Long-term capital lease obligations	$600

6. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets have been recorded at fair value as of the acquisition date. The change in the carrying value of goodwill is as follows:

Amount
(in thousands)
Balance at September 30, 2011	$—
Acquisitions	17,949
Balance at September 30, 2012	17,949
Acquisition	5,988
Balance at September 30, 2013	$23,937
The carrying amount and accumulated amortization of identifiable intangible assets consisted of the following:

	As of September 30,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Developed product technologies	$5,290	$2,275	$3,015	$2,640	$806	$1,834
Customer relationships	5,310	965	4,345	4,330	387	3,943
Trademarks	1,560	550	1,010	1,150	218	932
Covenants not to compete	1,930	919	1,011	1,400	387	1,013
	$14,090	$4,709	$9,381	$9,520	$1,798	$7,722
Amortization expense related to identifiable intangible assets was $2,911, $1,798, and $0 for the years ended September 30, 2013, 2012 and 2011, respectively.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The estimated amortization expense for the five succeeding years and thereafter at September 30, 2013 is as follows:

Amount
(in thousands)
2014	$3,239
2015	2,400
2016	1,264
2017	650
2018	498
Thereafter	1,330
$9,381
7. Details of Certain Balance Sheet Accounts

Accrued expenses consisted of the following:

	September 30,
	2013	2012
	(in thousands)
Accrued bonus	$4,739	$4,552
Other accrued expenses	5,368	2,300
	$10,107	$6,852
The Company’s Board of Directors approves the bonus pool at the end of each fiscal year, based on the performance of the Company measured against goals set forth at the beginning of the year. The Company’s Board of Directors also approves the timing and amount of subsequent bonus payments.

8. Convertible Debentures

The Company issued convertible debenture securities with detachable warrants (see Note 15) on various dates throughout the years ended September 30, 2012 and 2011 for proceeds of $14,664 and $5,465, respectively. The Company identified certain embedded conversion features in the 2011 convertible debenture issuance that were required to be bifurcated and accounted for as derivatives. The derivative financial instruments were recorded at fair value as of the issuance date of the convertible debentures, as a debt discount, and remeasured to fair value as of each subsequent balance sheet date. The initial fair values determined for the embedded derivatives during the years ended September 30, 2012 and 2011 were $467 and $153, respectively. The Company allocated the remaining proceeds to the convertible debentures and warrants on a relative fair value basis and recorded a beneficial conversion feature related to certain of the convertible debentures. The derivative financial instruments, warrants and beneficial conversion feature were recorded as a discount to the convertible debentures and were amortized to interest expense through the IPO date (see below).

The convertible debentures were general unsecured obligations of the Company. The convertible debentures had a stated interest rate of 8.0% per annum on the outstanding principal balance. The interest on the convertible debenture securities was payable in kind (“PIK”) and added to the unpaid principal in order to determine the number of shares of common stock to be issued upon conversion.

Conversion of principal and accrued PIK interest into shares of common stock was at the election of the noteholders and was also mandatory upon the occurrence of a positive cash flow event, which was deemed to have occurred on the 30th day after the Company generates positive cash flow during three consecutive calendar months for debentures issued between November 2008 and December 2009 (“2009 Debentures”) and six consecutive calendar months for debentures issued between April 2010 and February 2011 (“2010 Debentures”). In addition, for the 2009 and 2010 Debentures, upon conversion additional warrants were to be issued equivalent to 50% of the number of shares of common stock converted from accrued PIK interest. For debentures issued between September 2011 and December 2011 (“2011 Debentures”), conversion of principal and accrued PIK interest into shares of common stock at the election of the note holders at a conversion price of $15.00 per share and was

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

also was mandatory upon the closing of an initial public offering at a conversion price equal to the public offering price. The 2009 Debentures were to mature ten years from the issue date. The 2010 and 2011 Debentures were to mature five years from the issue date.

On May 1, 2011 and August 1, 2011, a positive cash flow event occurred for the 2009 and 2010 Debentures, respectively. The price at which the principal and accrued interest was converted was $16.26 per share of common stock for the 2009 Debentures and $13.25 per share of common stock for the 2010 Debentures. The principal and accrued interest converted into 740 and 862 shares of common stock for the 2009 and 2010 Debentures, respectively. The unamortized debt discount at the conversion date for the 2009 Debentures, which included a beneficial conversion feature, was recorded as interest expense on the conversion date. For the 2010 Debentures, which did not include a beneficial conversion feature, the carrying amount, including the unamortized debt discount related to the warrants, was credited to equity at the conversion date.

On December 31, 2012, certain holders of the convertible debentures elected to convert their debentures to common stock. The outstanding principal and PIK interest for these holders at December 31, 2012 was $12,392, which converted into 826 shares of common stock. The unamortized debt discount for these debentures of $1,387 was recorded as interest expense on the conversion date.

On June 12, 2013, in connection with the completion of the IPO, the outstanding principal of the convertible debentures of $5,865 and PIK interest of $778 automatically converted into 443 shares of the Company's common stock, based upon the IPO price of $15.00 per share. The unamortized debt discount for these debentures of $863 was recorded as interest expense on the conversion date. Convertible debenture activity for years ended September 30, 2013, 2012 and 2011 is as follows:

	Year Ended September 30,
	2013	2012	2011
	(in thousands)
Beginning balance:
Gross balance	$18,328	$2,493	$19,101
Less: Discounts	(2,440)	(529)	(5,625)
	15,888	1,964	13,476
Proceeds:
To convertible debentures, before allocations	—	14,664	5,465
Allocated to detachable warrants	—	(1,660)	(629)
Allocated to beneficial conversion feature	—	(140)	(96)
Allocated to conversion option liability	—	(467)	(153)
Interest expense:
PIK interest	707	1,171	1,384
Amortization of debt discount	190	355	247
Recognition of unamortized debt discount upon conversion	2,250	—	4,615
Conversion:
Issuance of common shares	(19,035)	—	(23,457)
Recognition of unamortized discount upon conversion (2009 Debentures)	—	—	1,112
Ending balance:
Gross balance	—	18,328	2,493
Less: Discounts	—	(2,440)	(529)
Ending balance	$—	$15,888	$1,964

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

Total interest expense recognized related to the convertible debenture securities was $3,147, $1,526 and $6,588, respectively, for the years ended September 30, 2013, 2012 and 2011.

9. Loan Payable to Related Party

The Company’s bank loan facility, prior to the payoff of this facility in full in October 2013, was held with a financial institution that, until September 2013, was an investor in the Company. The facility had been used solely for the purchase of land and the construction of the corporate headquarters facility. In August 2011, the Company replaced its expiring bank promissory note agreement with an amended bank loan agreement. The amended loan required semi-annual principal payments of $250 with the remaining amount due at maturity in August 2016. Interest under the loan agreement was payable at a floating rate equal to the 30 day LIBOR rate plus 4.5% or 5.5%, whichever was greater. Interest was payable monthly at the beginning of the following month. At September 30, 2013 and 2012, the interest rate on the loan was 5.5%. In addition, the Company issued warrants to purchase shares of common stock as described in Note 15. All borrowings were collateralized by the land and facility, as the bank would take possession of the premises upon the failure by the Company to make a scheduled payment when due, after consideration of applicable cure periods, or the failure to maintain a debt service coverage ratio, defined as net cash flow from operations to debt service, of 1.1 to 1.0 calculated quarterly. Debt service was defined as the principal and interest payable on the loan during the fiscal year. For the fiscal year 2013, the Company was not in compliance with this requirement. The Company had received a waiver related to this covenant until December 31, 2013.

The Company was required to maintain a compensating balance of $1,000 in its operating account during the term of the loan to provide for the payment of interest on the note in the event of a default. The Company has classified the $1,000 compensating balance as restricted cash in the consolidated balance sheets. Dividends or other distributions to preferred or common stockholders was restricted until the outstanding balance of the loan was reduced to $10,360 and positive earnings were demonstrated for six consecutive months. The outstanding loan balance was $10,219 and $10,719, respectively, at September 30, 2013 and 2012. In October 2013, the Company repaid in full the outstanding balance of this loan of $10,216, plus accrued interest of $46. Upon repayment, the restrictions on the $1,000 compensating balance were lifted.

10. Notes Payable

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

11. Commitments and Contingencies

The Company leases office space in three commercial buildings and has other office equipment leases. For the three office leases, the Company is also responsible for operating expenses and the leases contain escalation clauses. Rent expense for the years ended September 30, 2013, 2012 and 2011 was $295, $258, and $110, respectively.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The following is a schedule of future minimum rental payments required under all of the Company’s operating lease agreements for the years ending September 30:

Amount
(in thousands)
2014	$444
2015	460
2016	466
2017	335
2018	259
Thereafter	43
Total minimum lease payments	$2,007
The Company is involved from time to time in claims that arise in the normal course of its business. The Company is not presently subject to any material litigation that collectively is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

12. Preferred Stock

The Company has authorized 10,000 and 7,501 shares of preferred stock at September 30, 2013 and 2012, respectively, with a $0.001 par value per share. There were no issued and outstanding shares of preferred stock at September 30, 2013 and 2012, other than the Series A-1 preferred stock and the Series A-2 preferred stock described below.

Prior to the completion of the IPO, the Company had authorized 1,441 and 1,058 shares of series A-1 and A-2 preferred stock, respectively, with a $0.001 par value per share, of which 1,015 redeemable Series A-1 preferred stock and 805 Series A-2 preferred stock were issued and outstanding at September 30, 2012. Upon completion of the IPO on June 12, 2013, the outstanding shares of the Company's Series A-1 and A-2 preferred stock automatically converted into 5,336 shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of 412 additional shares of common stock through an adjustment to the conversion rate. The Company has no authorized, issued and outstanding shares of series A-1 and A-2 preferred stock at September 30, 2013.

Dividends

Holders of redeemable Series A-1 preferred stock and Series A-2 preferred stock were entitled to cumulative dividends at the rate of 6.0% per annum of the original issue price per share of $9.94, payable when declared by the Board of Directors. As of September 30, 2012, cumulative unpaid dividends on the redeemable Series A-1 preferred stock of $3,026 were considered as part of the redemption value described below. Cumulative unpaid dividends on the Series A-2 preferred stock had no impact until declared. No dividends were declared on the Series A-2 preferred stock.

Liquidation Preference

In the event of liquidation, dissolution or winding up of the Company, the holders of redeemable Series A-1 preferred stock and Series A-2 preferred stock would have received the first claim to the distributed net assets in the amount of $9.94 per share plus accrued but unpaid dividends. In the event there were not enough funds to cover distributions to all stockholders, the entire amount of assets available to be distributed would have been distributed ratably among the holders of the preferred stock based on the total preferential amount each holder would be entitled to receive if sufficient funds were available.

Conversion

Immediately prior to an initial public offering, each share of redeemable Series A-1 preferred stock and Series A-2 preferred stock were required to be converted into common stock on a 1:2.84 basis. The outstanding shares of the Company's Series A-1 and A-2 preferred stock automatically converted into 5,336 shares of common stock at a conversion rate of 1:2.84

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

and the cumulative unpaid dividends were satisfied through the issuance of 412 additional shares of common stock through an adjustment to the conversion rate. The series A-2 preferred stock had a beneficial conversion feature that was triggered by the IPO, and the Company recognized $7,161 as a deemed dividend.

Series A-1 preferred stock had the following additional characteristics:

Board of Directors Representation

Holders of redeemable Series A-1 preferred stock were entitled to representation of one seat on the Board of Directors.

Series A-1 Redemption Right

The Series A-1 preferred stock was eligible for redemption at the option of the holder beginning in October 2014, the holders having waived their rights to require the Company to redeem the Series A-1 preferred stock until that date. At that time, to the extent the holders chose to redeem the stock, the Company was required to raise additional capital or debt, or renegotiate redemption terms with the Series A-1 holders.

The carrying value of redeemable Series A-1 preferred stock was increased by periodic accretions so that the carrying value was equal to the redemption value at the balance sheet date. The redeemable Series A-1 preferred stock was valued at $43,135 at September 30, 2012, which was determined by using the greater of fair market value or the sum of $7.00 multiplied by 2.84 plus cumulative unpaid dividends. Accretion of $3,549, $3,373 and $11,486 was charged to additional paid-in capital for the years ended September 30, 2013, 2012 and 2011, respectively.

13. Common Stock

The Company has authorized 90,000 shares of common stock with $0.001 par value per share. Holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s stockholders. Dividends may be declared and paid on common stock, subject to laws and provisions in the Company’s certificate of incorporation, and subject to the rights and privileges of the preferred stockholders. In the event of liquidation, if any assets remain after any required distribution to holders of preferred stock, then the remaining assets will be distributed on a pro rata basis to all common stockholders based on the number of common shares held by each person.

14. Share‑Based Compensation

The Company’s 2008 Employee Stock Incentive Plan (the Plan) permitted the grant of share‑based awards to its employees , directors and certain other service providers. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted during 2013, 2012 and 2011 generally vest over four-year periods. In general, the options expire after a period not exceeding ten years. As of September 30, 2013, there were 2,259 stock options outstanding under the 2008 Plan. No further awards may be granted under the 2008 Plan.

The Company's Long-Term Incentive Plan (the ‘‘LTIP”), which was adopted in March 2013 and became effective in May 2013 when it was approved by the Company's stockholders, permits the grant of share-based awards to its employees, directors and certain other service providers. A maximum of 6,000 shares may be issued pursuant to the LTIP. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and generally have a three-year vesting period and an expiration period not exceeding ten years. Restricted stock units generally vest over a three-year period.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The weighted-average grant date fair value of stock options granted during the years ended September 30, 2013, 2012 and 2011 was $7.26, $6.39 and $5.91, respectively, and was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected dividend yield	—	—	—
Expected volatility	48.8%	53.6%	50.5%
Risk-free interest rate	1.23%	1.00%	2.05%
Expected term (years)	5.86	5.87	6.07
The Company’s expected volatility assumption used in the Black‑Scholes option pricing model was based on peer group information, and the expected life assumption used the midpoint in estimating the expected term given the lack of historical exercise activity. The expected term is calculated as the midpoint between the vesting term and contractual term of the award. The risk-free interest rate used in the Black‑Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption. The Company has never declared dividends on its shares and has no current plans to declare such dividends that would require a dividend yield assumption other than zero for inclusion in the pricing model.

A summary of stock option activity is presented below:

	Years Ended September 30,
	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Outstanding, beginning of period	2,448	$13.76	1,836	$13.84	1,762	$14.20
Granted	1,086	15.58	740	13.48	298	10.03
Exercised	(124)	12.52	—	—	—	—
Canceled *	(108)	13.59	(128)	13.42	(224)	11.59
Outstanding, end of period	3,302	14.41	2,448	13.76	1,836	13.84
* The number of options forfeited and expired was not significant in years ended September 30, 2013, 2012 and 2011 and is included in canceled stock options.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The following table summarizes stock options outstanding and exercisable at September 30, 2013:

	Outstanding			Exercisable
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
	(in thousands, except per share amounts)
Exercise price
$0.00 ‑ $4.26	55	$3.50	3.19	55	$3.50	3.19
$8.52 ‑ $12.77	507	10.34	6.54	376	10.45	6.21
$12.77 ‑ $17.03	2,715	15.13	7.39	1,402	15.57	5.61
$38.32 ‑ $42.58	25	41.85	9.93	—	—	—
	3,302	14.41	7.21	1,833	14.16	5.66
The intrinsic value of vested and outstanding stock options at September 30, 2013 was $53,004 and $94,667, respectively. As of September 30, 2013, the Company had $10,241 of total unrecognized compensation expense related to non-vested employee options that will be recognized over a weighted-average period of 2.33 years.

Under the 2008 Plan, the Company also granted restricted stock units to eligible employees and directors. The stated vesting of these grants generally ranged from immediate to three years, but the restricted stock units only became payable to employees in cash or shares of the Company's common stock if there was a change in control of the Company or termination of the agreements in connection with an initial public offering. As the Company had determined that neither of these events was probable in any period prior to the IPO, the Company had not recognized any share-based compensation expense related to the restricted stock units prior to June 12, 2013. In connection with the IPO, all outstanding 623 restricted stock units were terminated in accordance with their terms and became payable one year following the IPO, and the Company recorded share-based compensation expense equal to the fair value of the 623 restricted stock units of $9,351. As the shares associated with these RSUs have not yet been issued, these RSUs are not reflected as being vested but, rather, are reflected as outstanding as of September 30, 2013 in the table below. No further awards may be granted under the 2008 Plan.

A summary of RSU activity is presented below:

	Years Ended September 30,
	2013		2012		2011
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Outstanding, beginning of period	630	$13.74	348	$14.20	232	$16.26
Granted	92	18.85	286	13.03	116	10.47
Vested	—	—	—	—	—	—
Forfeited	(13)	13.03	(4)	13.03	—	—
Outstanding, end of period	709	$15.50	630	$13.74	348	$14.20

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

Share-based compensation expense for employee equity awards under both the 2008 Plan and the LTIP was $12,628, $2,676 and $1,468, for the year ended September 30, 2013, 2012 and 2011, respectively, and is reflected in the following captions in the consolidated statements of operations:

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Cost of services	$2,147	$203	$171
General and administrative	5,294	1,588	955
Sales and marketing	2,471	298	(58)
Technology and development	2,716	587	400
Total	$12,628	$2,676	$1,468

15. Warrants

Warrants Issued to Customers and Service Providers

The Company issues warrants to certain non-employees as an incentive to do business. All warrants granted to customers and other non-employees were exercisable as of September 30, 2013. These warrants expire five to seven years from the date of the grant.

On August 14, 2011, warrants were issued to the bank as part of the renegotiation of the loan referenced in Note 9, which were exercisable immediately. The warrants were recorded as debt issuance costs and amortized to interest expense over the life of the note. These warrants expire 10 years and 1 month from the grant date.

Warrants Issued for Referral Fees

The company granted 7 fully vested warrants in association with referral fees during September 2013. The value of warrants was $202 and was recorded as an expense in the consolidated statement of operations. There were no warrants granted for referral fees in 2011 or 2012.

Warrants Issued for Fundraising

The Company granted warrants to certain non-employees in exchange for successful introductions that subsequently generated capital for the Company during its funding rounds. Costs associated with warrants issued for fundraising efforts are considered stock issuance costs associated with the respective capital balances of those introduced and reflected as contra‑equity.

Warrants Issued With Convertible Debentures

The Company granted warrants in connection with the convertible debenture securities issued as described in Note 8. The value of warrants credited to equity in the years ended September 30, 2012 and 2011 was $1,660 and $969, respectively. Additionally, the Company issued fully‑vested warrants in May 2011 and August 2011 in conjunction with the conversion of the 2009 and 2010 Debentures. The fair value of the warrants of $340 was recognized as interest expense. These warrants expire five to ten years from the date of the grant.

Warrants Issued with Non-Convertible Notes

In connection with the issuance of the Notes in January 2013, the Company issued to the purchasers of the Notes detachable warrants to purchase an aggregate of 86 shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock are offered to the public in a qualifying initial public offering. The warrants were exercisable upon the earlier of a qualifying initial public offering or the date before the expiration of the warrants

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

in January 2018. The Company recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the Notes. Since the exercise price was not fixed, the warrants were classified as liabilities, and the fair value of the warrants of $454 was included within other long-term liabilities on the condensed consolidated balance sheet prior to IPO. As a result of the completion of the IPO, the exercise price became fixed and the fair value of the warrants of $435 was reclassified to additional paid-in capital.

Warrants outstanding to purchase the Company's common stock as of September 30, 2013 were as follows (in thousands):

	Vesting Date	Warrants Outstanding	Weighted Average Exercise Price
Fundraising	November 2007	24	$12.38
Convertible debenture	Various 2009	324	$16.26
Convertible debenture	Various 2010	398	$13.25
Convertible debenture	May 2011	48	$16.26
Mortgage renewal	August 2011	20	$15.00
Convertible debenture	August 2011	32	$13.25
Convertible debenture	September 2011	56	$15.00
Convertible debenture	Various 2012	326	$15.00
Notes payable	Various 2013	86	$13.92
Referral Fees	September 2013	7	$13.25
		1,321

16. Income Taxes

The pretax loss attributable to Textura Corporation is summarized as follows:

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Domestic	$(36,172)	$(15,858)	$(18,853)
Foreign	(418)	(70)	(75)
Loss before taxes	$(36,590)	$(15,928)	$(18,928)

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The (provision) benefit for income taxes consists of the following components:

	Years Ended September 30,
	2013	2012	2011
Current	(in thousands)
Federal	$(9,615)	$(1,661)	$(4,922)
State	(533)	(59)	(259)
Foreign	—	—	—
Total current	(10,148)	(1,720)	(5,181)
Deferred
Federal	(2,673)	(3,903)	(1,680)
State	(756)	(85)	119
Foreign	(108)	(9)	(10)
Total deferred	(3,537)	(3,997)	(1,571)
Change in valuation allowance	13,979	5,717	6,752
Total	$294	$—	$—

The Company’s deferred tax assets and liabilities consisted of the following:

	As of September 30,
	2013	2012
	(in thousands)
Property and equipment	$314	$150
Intangible assets	—	177
Goodwill	668	—
Deferred revenue	712	101
Accrued compensation	1,748	1,640
Share‑based compensation	8,134	4,136
Accrued interest	—	657
Net domestic operating loss carryforwards	37,260	28,022
Net foreign operating loss carryforwards	128	19
Other	614	428
Deferred tax assets	49,578	35,330
Valuation allowance	(49,221)	(35,170)
Total deferred tax assets	357	160
Software	(241)	—
Convertible debt-beneficial conversion feature	—	(160)
Intangible assets	(570)	—
Goodwill	—	(160)
Total deferred tax liabilities	(811)	(320)
Net deferred tax liabilities	$(454)	$(160)

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The reconciliation of the statutory federal rate of 35.0% to the effective income tax rate for the years ended September 30, 2013, 2012 and 2011 is as follows:

	Years Ended September 30,
	2013	2012	2011
Tax benefit at the statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(1.9)	(1.2)	(1.8)
Other	(0.5)	0.3	1.1
Valuation allowance	38.2	35.9	35.7
Effective tax rate	0.8%	0.0%	0.0%
As of September 30, 2013, the Company had federal and state net operating loss carry‑forwards (after tax) of $35,139 and $2,983, respectively. Federal and state net operating loss carry‑forwards expire beginning the year 2014 through the year 2033, the majority of which expire in excess of ten years.

The Company has unrealized tax benefits of $862 arising from tax deductions for share based compensation in excess of the compensation recognized for financial reporting purposes. Realization of this excess tax benefit will occur when current taxes payable are reduced with a corresponding credit to additional paid in capital.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and certain distinct tax planning strategies in making this assessment. If changes occur in the assumption underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future. The Company has recorded a full valuation allowance against its deferred tax assets.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions, and has determined that there are no material transactions or material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation.

As of September 30, 2013, the Company's U.S. income tax returns for fiscal 2010 and subsequent years remain subject to examination by the Internal Revenue Service ("IRS").  The Company is not currently under audit by the IRS.  State income tax returns generally have statute of limitations for periods between three and four years from the filing date.  The Company is not currently undergoing any state income tax audits.  The Company is not currently under audit in any foreign jurisdictions. The Company's foreign operations have statute of limitations on the examination of tax returns for periods of four years.

17. Related Party Transactions

In 2009, the Company entered into an agreement with an entity that was also an investor in the Company. The agreement compensates the entity for customer referrals based on revenues generated by the Company related to those customers. Warrants to purchase 7 and 20 shares of our common stock were issued in the years ended September 30, 2013 and September 30, 2010, respectively, pursuant to the referral agreement. The Company is obligated under the referral agreement to issue to the entity warrants to purchase up to an additional 208 shares of common stock based on the achievement of various milestones. In addition, in 2010 the Company entered into a service agreement with the entity, pursuant to which it was paid $1,000 in advance for software development services to improve software owned by the entity. This payment was deferred and recognized as revenue as development services were provided. The deferred revenue balance accrued interest and was increased by a portion of the referral fees due to this entity (the "Credit Bank"); the remainder of the referral fees due was paid in cash. The Credit Bank balance was $844 as of September 30, 2012 and was classified as long-term deferred revenue, and the Credit Bank balance was $911 as of September 30, 2013. Under the terms of the service agreement, the entity has the right to draw down from the Credit Bank after three years elapse from the effective date of the agreement. As the entity has this right as of September 30, 2013, the

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

Company classified $890 of the Credit Bank as a current liability and $21 as short-term deferred revenue. The amount of $21 in deferred revenue as of September 30, 2013 represents the revenue that the Company will earn from the entity over the next fiscal year.

The Company maintained an operating account at a financial institution that was an investor in the Company. The banking relationship was established prior to the investment in the Company. The Company also held a note payable with the same financial institution. The amount due on the note payable as of September 30, 2013 and 2012; was $10,219, and $10,719, respectively. In September 2013 the financial institution ceased to be an investor in the Company, and in October 2013, the Company repaid the outstanding balance of loan payable of $10,216 (see Note 20 for further details).

18. Initial and Follow On Public Offerings

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

The outstanding balance of principal and accrued PIK interest thereon for the convertible debentures (see Note 8) automatically converted into 443 shares of common stock at a conversion price equal to the IPO price of $15.00 per share. As a result of the conversion, the Company recorded a charge of $863 to interest expense during the three months ended June 30, 2013 related to the write off of the unamortized debt discounts, and it recorded other income of $82 related to the conversion option liability that no longer exists post-IPO.

The former shareholders of Submittal Exchange received Class A preferred units of Submittal Exchange Holdings at acquisition, which were reflected as non-controlling interest in the consolidated financial statements in prior periods. The Class A preferred units converted into 963 common shares on a 1:2 basis in connection with the IPO, at which time the non-controlling interest was eliminated.

On September 25, 2013, the Company completed a follow on public offering. Pursuant to a registration statement declared effective on September 19, 2013 (File No. 333-191069), the Company sold 1,687 shares of its common stock in the public offering at a price per share of $38.00 for an aggregate offering price of $61,221, net of underwriting discounts and commissions of $2,885. In addition, the Company incurred other offering costs totaling $1,442, for net capital raised of $59,779.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

19. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $0.3 million for each of the years ended September 30, 2013 and 2012. The plan was initiated in fiscal year 2012.

20. Subsequent Events

Repayment of Loan

On October 4, 2013, the Company repaid the outstanding balance of loan payable for the purchase of land and the construction of the corporate headquarters facility. In connection with the repayment, the Company paid $10,216 in outstanding principal and $46 in outstanding accrued interest. See Note 9 for further details of the loan terms.

Acquisition of Latista

On November 14, 2013, the Company announced that it has entered into an agreement to acquire Latista, the leading provider of mobile-enabled solutions for construction project collaboration, for cash consideration of $35,000. The acquisition is expected to close on or about December 2, 2013 and is subject to customary closing conditions, including certain required consents and the approval by Latista’s stockholders.

21. Quarterly Financial Data (unaudited)
The following tables present certain unaudited consolidated quarterly financial information.

	Three months ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(unaudited, in thousands)
Revenue	$10,853	$9,362	$8,548	$6,771	$6,319	$5,689	$5,185	$4,488
Operating expenses	$18,912	$27,647	$13,088	$10,966	$10,301	$9,958	$9,626	$8,570
Loss from operations	$(8,059)	$(18,285)	$(4,540)	$(4,195)	$(3,982)	$(4,269)	$(4,441)	$(4,082)
Net loss	$(8,321)	$(20,363)	$(4,895)	$(6,043)	$(4,499)	$(4,782)	$(4,943)	$(4,569)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(0.36)	$(2.31)	$(0.56)	$(0.62)	$(0.75)	$(0.49)	$(0.53)	$(0.54)
In addition, we revised the classification of our partner's investment in our joint venture in our statement of cash flows for the first three quarterly periods in the year ended September 30, 2013. In our financial statements previously included in our registration statements on Form S-1 and our quarterly report on Form 10-Q (filed for the period ended June 30, 2013), we had misclassified the partner's investments in our joint venture as investing activities, and such amounts should have been classified as financing activities. For the three months ended December 31, 2012, the six months ended March 31, 2013 and the nine months ended June 30, 2013, we reclassified $208, $208 and $407, respectively, from investing activities to financing activities in our statements of cash flows.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The table below reflects the reported and revised amounts, which incorporates the reclassification for total cash provided by (used in) investing and financing activities. We will reflect these reclassifications in our statements of cash flows included in our quarterly reports on Form 10-Q that we will file during our fiscal year ending September 30, 2014.

	Three months ended December 31, 2012	Six months ended March 31, 2013	Nine months ended June 30, 2013
	(in thousands, except per share amounts)
As reported:
Cash provided by (used in) investing activities	$189	$(864)	$(1,553)
Cash provided by (used in) financing activities	$(386)	$5,903	$77,279

As revised:
Cash provided by (used in) investing activities	$(19)	$(1,072)	$(1,960)
Cash provided by (used in) financing activities	$(178)	$6,111	$77,686

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2013, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Remediation of Material Weakness

We previously reported material weaknesses that were identified as of September, 30 2012 relating to the design and operating effectiveness of our internal control over financial reporting. The material weaknesses resulted from a lack of sufficient number of qualified personnel within the accounting function that possessed an appropriate level of expertise to effectively perform the following functions:

•	identify, select and apply U.S. GAAP sufficient to provide reasonable assurance that transactions were being appropriately recorded; and

•
design control activities over the financial close and reporting process necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

In January 2013, we hired a corporate controller with appropriate experience applying GAAP technical accounting guidance, and we have hired additional accounting personnel over the second, third and fourth quarters of fiscal 2013. In addition, we implemented controls around the identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the preparation of formal accounting memoranda to support our conclusions on technical accounting matters and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues. We also implemented several controls to strengthen our control environment surrounding our financial statement close process as of September 30, 2013. As a result of the remediation activities and controls in place as of September 30, 2013 described above, we have remediated the material weaknesses that were disclosed and included in our Registration Statements on Form S-1 that were declared effective in June 2013 and September 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in Remediation of Material Weakness above.

Item 9B. Other Information

None

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships, and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

(1) The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements.
(2) Any financial statement schedules required to be filed as part of this Annual Report on Form 10-K are set forth in section below.
(b) Exhibits

See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

(c) Financial Statement Schedules

The following schedule is filed as part of this Annual Report on Form 10-K:

All other schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

Schedule II-Valuation and Qualifying Accounts

	Balance at beginning of period	Additions / Charges	Deductions(1)	Balance at end of period
	(in thousands)
Year ended September 30, 2011
Valuation allowance for doubtful accounts	$—	$24	$—	$24
Income tax valuation allowance	$22,724	$6,752	$(19)	$29,457

Year ended September 30, 2012
Valuation allowance for doubtful accounts	$24	$59	$(24)	$59
Income tax valuation allowance	$29,457	$5,717	$(4)	$35,170

Year ended September 30, 2013
Valuation allowance for doubtful accounts	$59	$89	$—	$148
Income tax valuation allowance	$35,170	$13,979	$72	$49,221
(1)    For the valuation allowance for doubtful accounts, deductions represent write-offs net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deerfield, State of Illinois, on this 25th day of November, 2013.

TEXTURA CORPORATION

By:	/s/ Patrick J. Allin
	Name:	Patrick J. Allin
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick J. Allin Patrick J. Allin	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 25, 2013

/s/ Jillian Sheehan Jillian Sheehan	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	November 25, 2013

/s/ Gregory J. Besio Gregory J. Besio	Director	November 25, 2013

/s/ Matthew J. Botica Matthew J. Botica	Director	November 25, 2013

/s/ Edward K. Chandler Edward K. Chandler	Director	November 25, 2013

/s/ David Habiger David Habiger	Director	November 25, 2013

/s/ R. Michael Murray, Jr. R. Michael Murray, Jr.	Director	November 25, 2013

/s/ General Peter Pace General Peter Pace	Director	November 25, 2013

/s/ David G. Patterson David G. Patterson	Director	November 25, 2013

/s/ Robert P. Wayman Robert P. Wayman	Director	November 25, 2013

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated October 19, 2011, by and between Textura Corporation and Gradebeam LLC (incorporated by reference to Exhibit 2.1 to Textura Corporation's Registration Statement on Form S-1 (File No. 333-187745 filed on April 5, 2013 (the "April 5, 2013 Form S-1"))

2.2
Contribution Agreement, dated November 7, 2011, by and among Submittal Exchange Holdings, LLC, Textura Corporation, Submittal Exchange, LLC and the members of Submittal Exchange, LLC (incorporated by reference to Exhibit 2.2 to the April 5, 2013 Form S-1)

2.3
Asset Purchase Agreement, dated as of January 31, 2013, by and among Textura PlanSwift Corporation, Textura Corporation and PlanSwift, LLC (incorporated by reference to Exhibit 2.3 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on April 26, 2013 (the "April 26, 2013 Form S-1/A"))

2.4*
Latista Merger Agreement, dated November 13, 2013, by and between Textura Corporation, Laser Acquisition Corporation, Latista Technologies, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to Textura Corporation's Current Report on Form 8-K filed on November 25, 2013)

3.1
Restated Certificate of Incorporation of Textura Corporation (incorporated by reference to Exhibit 3.1 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on June 5, 2013)

3.2
Amendment to Certificate of Incorporation of Textura Corporation (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to Textura Corporation's Registration Statement on Form S-1/A File No. 333-187745 filed on May 28, 2013 (the "May 28, 2013 Form S-1A"))

3.3	Amended and Restated Bylaws of Textura Corporation (incorporated by reference to Exhibit 3.4 to the April 26, 2013 Form S-1/A)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the May 28, 2013 Form S-1A)
10.1†
Textura Corporation Stock Incentive Plan, as amended and restated effective as of January 1, 2009 (including form of Stock Grant Agreement, form of Option Award Agreement and form of Restricted Stock Unit Award Agreement) (incorporated by reference to Exhibit 10.1 to the April 5, 2013 Form S-1)

10.2†	Textura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the April 26, 2013 Form S-1/A)
10.3†	Form of Option Agreement (incorporated by reference to Exhibit 10.3 to the April 26, 2013 Form S-1A)
10.4†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the April 26, 2013 Form S-1/A)
10.5	Construction Loan Agreement, between Textura Corporation and First Midwest Bank, dated August 14, 2007 (incorporated by reference to Exhibit 10.5 to April 5, 2013 Form S-1)
10.6
Construction Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, between Textura Corporation and First Midwest Bank, dated August 14, 2007 (incorporated by reference to Exhibit 10.6 to April 5, 2013 Form S-1)

10.7	Promissory Note, dated August 14, 2007 (incorporated by reference to Exhibit 10.7 to April 5, 2013 Form S-1)
10.8	Modification of Loan Documents, between Textura Corporation and First Midwest Bank, dated August 14, 2009 (incorporated by reference to Exhibit 10.8 to April 5, 2013 Form S-1)
10.9	Amended and Restated Promissory Note, dated August 14, 2009 (incorporated by reference to Exhibit 10.9 to April 5, 2013 Form S-1)
10.10	Second Modification of Loan Documents, between Textura Corporation and First Midwest Bank, dated August 14, 2011 (incorporated by reference to Exhibit 10.10 to April 5, 2013 Form S-1)
10.11	Covenant Compliance Waiver, between Textura Corporation and First Midwest Bank, dated November 29, 2012 (incorporated by reference to Exhibit 10.11 to April 5, 2013 Form S-1)
10.12†	Employment Agreement of Patrick J. Allin, dated October 1, 2010 (incorporated by reference to Exhibit 10.12 to April 5, 2013 Form S-1)

10.13†	Offer letter with Howard Niden, dated February 28, 2011 (incorporated by reference to Exhibit 10.13 to April 5, 2013 Form S-1)
10.14†	Employment Agreement of Patrick J. Allin, dated March 28, 2013 (incorporated by reference to Exhibit 10.14 to April 5, 2013 Form S-1)
10.15†	Employment Agreement of William Eichhorn, dated March 28, 2013 (incorporated by reference to Exhibit 10.15 to April 5, 2013 Form S-1)
10.16†	Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.16 to April 5, 2013 Form S-1)
10.17	Form of Convertible/Redeemable Debenture (incorporated by reference to Exhibit 10.17 to April 5, 2013 Form S-1)
10.18	Form of 10% Notes due 2016 (incorporated by reference to Exhibit 10.18 to April 5, 2013 Form S-1)
10.19	Warrant issued to Aon Risk Services Central, Inc. (incorporated by reference to Exhibit 10.19 to April 5, 2013 Form S-1)
10.20	Warrant issued to First Midwest Bank (incorporated by reference to Exhibit 10.20 to April 5, 2013 Form S-1)
10.21	Form of Warrant for 2009 Convertible Debentures (incorporated by reference to Exhibit 10.21 to April 5, 2013 Form S-1)
10.22	Form of Warrant for 2010 Convertible Debentures (incorporated by reference to Exhibit 10.22 to April 5, 2013 Form S-1)
10.23	Form of Warrant for 2011 Convertible Debentures (incorporated by reference to Exhibit 10.23 to April 5, 2013 Form S-1)
10.24	Form of Warrant for 10% Notes due 2016 (incorporated by reference to Exhibit 10.24 to April 5, 2013 Form S-1)
10.25	Software Development and Service Agreement, between Textura Corporation and Aon Risk Services Central, Inc., dated June 15, 2010 (incorporated by reference to Exhibit 10.25 to April 5, 2013 Form S-1)
10.26	2010 Referral Fee Agreement, between Textura Corporation and Aon Risk Services Central, Inc., dated June 15, 2010 (incorporated by reference to Exhibit 10.26 to April 5, 2013 Form S-1)
10.27
Third Amendment to Construction Loan Agreement and the other Loan Documents and Waiver (incorporated by reference to Exhibit 10.27 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on May 17, 2013 (the "May 17, 2013 Form S-1/A"))

10.28	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.28 to the May 17, 2013 Form S-1/A)
21.1	Subsidiaries of Textura Corporation
23.1	Consent of PricewaterhouseCoopers LLP , Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for a portion of this document.

†	Management contract or compensatory contract or arrangement.

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.