Form 10-Q
period 2013-12-31
Textura Corp
filed 2014-02-13
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
or
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

As of February 7, 2014, 24,806,434 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.

PART I

ITEM 1. Financial Statements

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	December 31, 2013	September 30, 2013
Assets
Current assets
Cash and cash equivalents	$77,130	$127,728
Accounts receivable, net of allowance for doubtful accounts of $148	5,516	3,664
Prepaid expenses and other current assets	2,631	1,534
Total current assets	85,277	132,926
Property and equipment, net	21,070	19,807
Restricted cash	530	1,530
Goodwill	52,722	23,937
Intangible assets, net	17,108	9,381
Other assets	1,217	386
Total assets	$177,924	$187,967

Liabilities, Redeemable Securities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,522	$1,799
Accrued expenses	8,011	10,107
Deferred revenue, short-term	22,422	19,935
Notes and leases payable, short-term	884	868
Loan payable to related party, short-term	—	500
Total current liabilities	32,839	33,209
Deferred revenue, long-term	3,283	1,956
Notes and leases payable, long-term	638	742
Loan payable to related party, long-term	—	9,719
Other long-term liabilities	2,324	546
Total liabilities	39,084	46,172
Contingencies (Note 7)
Redeemable non‑controlling interest	355	373
Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 10,000 authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000 shares authorized; 25,247 and 25,091 shares issued and 24,785 and 24,629 shares outstanding at December 31, 2013 and September 30, 2013, respectively	25	25
Additional paid in capital	329,073	325,387
Treasury stock, at cost; 462 shares	(5,831)	(5,831)
Accumulated other comprehensive loss	(49)	(23)
Accumulated deficit	(184,733)	(178,136)
Total Textura Corporation stockholders’ equity (deficit)	138,485	141,422
Total stockholders’ equity (deficit)	138,485	141,422
Total liabilities, redeemable securities and stockholders’ equity (deficit)	$177,924	$187,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2013	2012
Revenues	$12,003	$6,771
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	2,742	1,688
General and administrative	5,378	3,705
Sales and marketing	4,264	1,818
Technology and development	5,667	2,995
Depreciation and amortization	1,560	760
Total operating expenses	19,611	10,966
Loss from operations	(7,608)	(4,195)
Other expense, net
Interest income	26	1
Interest expense	(120)	(2,103)
Change in fair value of conversion option liability	—	289
Total other expense, net	(94)	(1,813)
Loss before income taxes	(7,702)	(6,008)
Income tax provision (benefit)	(1,026)	35
Net loss	(6,676)	(6,043)
Less: Net loss attributable to non-controlling interests	(79)	(1,046)
Net loss attributable to Textura Corporation	(6,597)	(4,997)
Accretion of redeemable Series A-1 preferred stock	—	165
Accretion of redeemable non‑controlling interest	70	76
Dividends on Series A-2 preferred stock	—	120
Net loss available to Textura Corporation common stockholders	$(6,667)	$(5,358)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(0.27)	$(0.62)
Weighted average number of common shares outstanding, basic and diluted	24,679	8,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended December 31,
	2013	2012
Net loss	$(6,676)	$(6,043)
Other comprehensive loss:
Foreign currency translation loss	(49)	—
Comprehensive loss	(6,725)	(6,043)
Less: Comprehensive loss attributable to non-controlling interests	(88)	(1,046)
Comprehensive loss attributable to Textura Corporation	$(6,637)	$(4,997)
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders' Equity
(unaudited)
(in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
		Shares	Amount
Balances at September 30, 2013	$373	24,629	$25	$325,387	$(5,831)	$(23)	$(178,136)	$141,422
Share-based compensation	—	—	—	1,583	—	—	—	1,583
Exercise of stock options	—	123	—	1,648	—	—	—	525
Exercise of warrants	—	33	—	525	—	—	—	1,648
Net loss	(79)	—	—	—	—	—	(6,597)	(6,597)
Foreign currency translation	(9)	—	—	—	—	(26)	—	(26)
Redeemable non-controlling interest accretion	70	—	—	(70)	—	—	—	(70)
Balances at December 31, 2013	$355	24,785	$25	$329,073	$(5,831)	$(49)	$(184,733)	$138,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(6,676)	$(6,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,560	760
Deferred income taxes	(1,026)	35
Non-cash interest expense	62	1,934
Change in fair value of conversion option liability	—	(289)
Share‑based compensation	1,583	661
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,107)	7
Prepaid expenses and other assets	(594)	(200)
Deferred revenue, including long-term portion	1,789	(20)
Accounts payable	(278)	636
Accrued expenses and other	(1,479)	432
Net cash used in operating activities	(6,166)	(2,087)
Cash flows from investing activities
Decrease in restricted cash	1,000	—
Purchases of property and equipment, including software development costs	(1,351)	(19)
Acquisitions of businesses, net of cash acquired	(34,880)	—
Net cash used in investing activities	(35,231)	(19)
Cash flows from financing activities
Partner’s investment in joint venture	—	208
Principal payments on loan payable	(10,223)	—
Payments on capital leases	(190)	—
Proceeds from debt issuances	106	—
Proceeds from exercise of options and warrants	2,173	—
Deferred finance and offering costs	(1,032)	(386)
Net cash used in financing activities	(9,166)	(178)
Effect of changes in foreign exchange rates on cash and cash equivalents	(35)	—
Net decrease in cash and cash equivalents	$(50,598)	$(2,284)
Cash and cash equivalents
Beginning of period	$127,728	$4,174
End of period	$77,130	$1,890
Supplemental cash flow data:
Cash paid for interest	$56	$149
Non-cash investing and financing activities:
Accretion of redeemable Series A-1 preferred stock	$—	$165
Accretion of redeemable non‑controlling interest	$70	$76
Assets acquired under capital lease	$—	$350
Deferred offering and financing costs	$—	$624
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
The Company is subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of its solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. The Company has incurred significant losses and negative cash flows from operations and continues to devote the majority of its resources to the growth of the Company’s business. The Company has an accumulated deficit of $184,733 as of December 31, 2013.

To date, the Company’s activities have been financed primarily through the issuance of debentures, commercial debt, and the sale of equity securities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). In accordance with U.S. GAAP requirements for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of September 30, 2012 and 2013 and for each of the three years in the period ended September 30, 2013 included in the Company's Annual Report on Form 10-K filed on November 26, 2013. In the Company’s opinion, the condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of results that may be realized for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In October 2012, the Company and Minter Ellison, a law firm in Australia, formed a joint venture, Textura Australasia, Pty. Ltd. (the “Joint Venture”), to offer the Company’s construction collaboration software solutions to the Australia and New Zealand markets. Both parties have contributed cash of $400, denominated in Australian dollars, for their respective 50% interests in the Joint Venture. During the three months ended December 31, 2013, each party loaned the Joint Venture $100, denominated in Australian dollars. The Company has consolidated the financial results of the Joint Venture because the Company has determined that the Joint Venture is a variable interest entity and that it is the primary beneficiary. The Company is the primary beneficiary of the Joint Venture due to its controlling financial interest through its authority with regard to hiring key employees and decision making of its central operations. Due to certain redemption provisions in the Joint Venture agreement, the Company has reflected Minter Ellison’s financial interest as redeemable non-controlling interest in the condensed consolidated balance sheet at its redemption value.

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. Actual results could differ from those estimates. Significant estimates are involved in the Company’s revenue recognition, depreciation, amortization and assumptions for share‑based payments.

Revenue Recognition

For the Company’s CPM, Submittal Exchange and Greengrade solutions, the Company earns revenue from owners/developers, general contractors and architects in the form of monthly fees and project fees; and from subcontractors in the form of usage fees. For the Company’s GradeBeam, PQM and BidOrganizer solutions, the Company earns revenue in the form of subscription fees. For the LATISTA solution, which was acquired by the Company in December 2013 (see Note 3), the Company earns revenue from subscription fees and related professional services. The Company’s arrangements do not contain general rights of return and do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service contracts.

All of the Company’s on-demand solutions include implementation, training and support. The Company evaluates whether the individual deliverables in its arrangements qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. In determining whether deliverables have standalone value, the Company considers whether solutions are sold to new customers without implementation, training and support, the nature of these services provided and the availability of these services from other vendors. The Company concluded that implementation, training and support do not have standalone value because they are never sold separately, do not have value to the customer without the solution and are not available from other vendors. Accordingly, the training and support are combined with the solution and treated as a single unit of accounting.

The Company recognizes this revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred, and collection of payment from the project participant is reasonably assured. The Company recognizes project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognizes subscription fees over the subscription period. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. The Company performs periodic reviews of actual project and contract data and revises estimates as necessary. Estimated project life durations range from 6 to 29 months, and estimated contract life durations range from 5 to 16 months. Subscription periods typically range from 6 to 36 months.

For its PlanSwift solution, the Company earns revenue from the sale of software licenses and related maintenance and training. License revenue is recognized upon delivery of the license, maintenance revenue is recognized ratably over the period of the maintenance contract, which is generally one year, and training revenue is recognized when the services are delivered to the client. For multiple-element arrangements that include a perpetual license and either maintenance or both maintenance and training, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence of fair value (‘‘VSOE’’) of those elements with the residual of the arrangement fee allocated to and recognized as license revenue. For subscription-based licenses, which include maintenance, the Company recognizes the subscription fees ratably over the subscription periods, which typically range from 1 to 6 months.

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
Prior to the completion of the Company's initial public offering in June 2013 (the "IPO"), in calculating net loss available to common stockholders, cumulative undeclared preferred stock dividends on the Series A-2 preferred stock and accretion in the redemption value of the redeemable Series A-1 preferred stock and redeemable non-controlling interest were deducted from net loss attributable to Textura Corporation stockholders. Although the redeemable Series A-1 preferred stock, Series A-2 preferred stock, and non-controlling interest were participating securities, there was no allocation of the Company’s net losses to these participating securities under the two-class method because they were not contractually required to share in the Company’s losses. Subsequent to the IPO, which resulted in the automatic conversion of the outstanding preferred stock into common stock, the Company only deducts the redeemable non-controlling interest accretion from net loss attributable to Textura Corporation stockholders.
The following outstanding equity securities were excluded from the computation of diluted net loss per share available to Textura Corporation common stockholders as their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Conversion of redeemable or convertible preferred stock	—	5,578
Conversion of Submittal Exchange Holdings Class A preferred units	—	964
Outstanding restricted stock units	719	628
Outstanding stock options	3,747	2,454
Outstanding common and preferred warrants	1,287	1,412
Total excluded securities	5,753	11,036

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

Recently Issued Accounting Standards
Based on the Company's evaluation of recently issued accounting standards, there were no standards issued during the first quarter of 2014 that would materially impact its financial position, results of operations or related disclosures.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

3. Acquisitions
In December 2013, the Company acquired all of the issued and outstanding shares of Latista Technologies, Inc. ("Latista"). Latista is the leading provider of mobile-enabled, cloud-based field management solutions in the industry. The LATISTA solution expanded the Company’s suite of solutions, especially in the field management process. In addition, we formed Textura Vostok, a Russian entity, and hired personnel previously employed by a Russian affiliate of Latista. The aggregate purchase price of $34,875 was paid in cash.
The total purchase price, which is preliminary and expected to be finalized later in the fiscal year, has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$8,700
Goodwill	28,785
Deferred revenue	(2,025)
Other current assets (liabilities), net	(585)
Net assets acquired	$34,875

Other current assets (liabilities), net in the table above include Latista-related deferred tax liabilities of $1,083. As a result of the nature of the deferred tax liabilities, the Company reduced the valuation allowance on its deferred tax assets and recognized a tax benefit of $1,083 in its statement of operations during the three months ended December 31, 2013. The deferred tax assets and liabilities primarily relate to timing differences in the amortization of intangible assets and net operating losses. On the balance sheet as of December 31, 2013, the Company had short-term deferred tax assets of $781 recorded in prepaid expenses and other current assets, long-term deferred tax assets of $946 recorded in other assets, and long-term deferred tax liabilities of $1,727 recorded in other long-term liabilities.

As the acquisition of Latista occurred in the quarter ended December 31, 2013, its results have been included in the condensed consolidated statement of operations for the three months ended December 31, 2013 since December 2, 2013, the closing date of the acquisition. The Latista acquisition, including Textura Vostok, contributed $200 to net revenue in the quarter ended December 31, 2013. The impact of Latista, including Textura Vostok, included in the consolidated results was a net loss of $500 and net loss per share of $0.02.

The following table contains unaudited pro forma consolidated statements of operations information assuming the acquisition of Latista occurred on October 1, 2012 and includes adjustments for amortization of intangible assets and interest expense. This pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition of Latista had taken place on October 1, 2012, or of future results.

	Three months ended December 31,
	2013	2012
	(in thousands)
Revenues	$12,619	$7,086
Loss from operations	$(8,261)	$(5,621)
Net loss available to Textura Corporation common stockholders	$(7,320)	$(6,784)
Net loss per share, basic and diluted	$(0.30)	$(0.79)

The Company believes the goodwill reflects its expectations related to economies of scale and leveraging of the LATISTA solution with existing and future solution offerings. Goodwill is not deductible for tax purposes. Identifiable intangible assets consist of trademarks, technology and customer relationships, which are being amortized over a period of three, three and ten years, respectively.

As of December 31, 2013, the Company has recorded its best estimates with respect to the identified goodwill, intangible assets and related amortization of such assets. Due to the acquisition of Latista closing late in the first quarter of fiscal 2014 and related time constraints, the Company is still in the process of validating certain assumptions underlying the fair values of the identified intangible assets. Accordingly, as the purchase price allocation for the Latista acquisition is preliminary, the value attributed to goodwill, intangible assets and the related amortization expense recognized during the three months ended December 31, 2013 may change upon its finalization.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
	(in thousands)
Land	$4,276	$4,276
Computer equipment	3,980	3,666
Furniture and fixtures	2,649	2,177
Leasehold improvements	124	92
Building	15,748	15,079
Capitalized software	5,883	5,520
Property and equipment, gross	32,660	30,810
Less: Accumulated depreciation and amortization	(11,590)	(11,003)
Property and equipment, net	$21,070	$19,807
Depreciation expense related to property and equipment was $569 and $253, respectively, for the three months ended December 31, 2013 and 2012. Amortization expense related to capitalized software was $19 and $0, respectively, for the three months ended December 31, 2013 and 2012. A total of $353 was capitalized related to the development of software during the three months ended December 31, 2013. No such costs were capitalized during the three months ended December 31, 2012.

5. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets have been recorded at fair value as of the acquisition dates. The change in the carrying value of goodwill during the three months ended December 31, 2013 was as follows:

Amount
(in thousands)
Balance at September 30, 2013	23,937
Acquisition	28,785
Balance at December 31, 2013	$52,722

6. Loan Payable to Related Party
In October 2013, the Company repaid in full the outstanding balance of its bank loan facility of $10,216, plus accrued interest of $46. Upon repayment, restrictions on the related $1,000 compensating balance were lifted. The outstanding loan balance was $0 and $10,219, respectively, at December 31, 2013 and September 30, 2013.

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

8. Share‑Based Compensation to Employees
During the three months ended December 31, 2013, the Company granted under the Long-Term Incentive Plan stock options to purchase 631 shares of the Company's common stock with a weighted-average exercise price and weighted-average fair value of $33.75 and $15.45, respectively. The fair value of the options was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

2013
Expected dividend yield	—
Expected volatility	46%
Risk-free interest rate	1.91%
Expected term (years)	5.95

During the three months ended December 31, 2013, the Company granted 10 restricted stock units under the Long-Term Incentive Plan with a weighted-average fair value of $33.23.

Share-based compensation expense for employee equity awards was $1,583 and $661, respectively, for the three months ended December 31, 2013 and December 31, 2012. Share-based compensation expense is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Cost of services	$95	$44
General and administrative	857	451
Sales and marketing	401	83
Technology and development	230	83
Total	$1,583	$661

9. Warrants
Warrants outstanding to purchase the Company's common stock as of December 31, 2013 were as follows:

	Vesting Date	Warrants Outstanding	Weighted Average Exercise Price
Fundraising	November 2007	24	$12.38
Convertible debenture	Various 2009	295	$16.26
Convertible debenture	Various 2010	394	$13.25
Convertible debenture	May 2011	48	$16.26
Mortgage renewal	August 2011	20	$15.00
Convertible debenture	August 2011	32	$13.25
Convertible debenture	September 2011	56	$15.00
Convertible debenture	Various 2012	326	$15.00
Notes payable	Various 2013	86	$13.92
Referral Fees	September 2013	7	$13.25
		1,288

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

10. Related Party Transactions
In 2009, the Company entered into an agreement with an entity that was also an investor in the Company. The agreement compensates the entity for customer referrals based on revenues generated by the Company related to those customers. Warrants to purchase 7 and 20 shares of our common stock were issued in the year ended September 30, 2013 and September 30, 2010, respectively, pursuant to the referral agreement. The Company is obligated under the referral agreement to issue to the entity warrants to purchase up to an additional 208 shares of common stock based on the achievement of various milestones. In addition, in 2010, the Company entered into a service agreement with the entity, pursuant to which it was paid $1,000 in advance for software development services to improve software owned by the entity. This payment was deferred and recognized as revenue as development services were provided. The deferred revenue balance accrued interest and was increased by a portion of the referral fees due to this entity (the "Credit Bank"); the remainder of the referral fees due was paid in cash. The Credit Bank balance was in$911 as of September 30, 2013. Under the terms of the service agreement, the entity had the right to draw down from the Credit Bank after three years elapsed from the effective date of the agreement. As the entity had this right as of September 30, 2013, the Company classified $890 of the Credit Bank as a current liability and $21 as short-term deferred revenue. The amount of $21 in deferred revenue as of September 30, 2013 represented the revenue that the Company recognized in the three months ended December 31, 2013. During the three months ended December 31, 2013, the Company and the entity amended the referral agreement to dismantle the Credit Bank, pursuant to which the Company repaid the entity the entirety of the Credit Bank prior to the end of the quarter. The Company also provides hosting services to the entity for a fixed annual fee.

11. Employee Benefit Plans

The Company sponsors a defined contribution savings plan for employees in the United States that provides certain of its eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, the Company matches the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. The Company recorded total expense related to these plans in the amount of $107 and $70 for each of the three months ended December 31, 2013 and December 31, 2012, respectively. The plan was initiated in fiscal year 2012.

12. Convertible instruments
Prior to IPO, the Company had certain debt and equity securities outstanding that converted to common stock in connection with IPO in June 2013.

Convertible debentures

In 2011, the Company issued convertible debentures with detachable warrants (see Note 9). The convertible debentures had a stated interest rate of 8.0% per annum on the outstanding principal balance. The interest on the convertible debentures was payable in kind (“PIK”) and added to the unpaid principal in order to determine the number of shares of common stock to be issued upon conversion.
On December 31, 2012, certain holders of the convertible debentures elected to convert their debentures to common stock. The outstanding principal and PIK interest for these holders at December 31, 2012 was $12,392, which converted into 826 shares of common stock. The unamortized debt discount for these debentures was recorded as interest expense on the conversion date. Total interest expense recognized related to the convertible debentures was $1,934 for the three months ended December 31, 2012.

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Series A-1 and A-2 preferred stock

The outstanding shares of the Company's Series A-1 and A-2 preferred stock automatically converted into 5,336 shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied by the issuance of 412 additional shares of common stock through an adjustment to the conversion rate.

Submittal Exchange Class A preferred units

The former shareholders of Submittal Exchange received Class A preferred units of Submittal Exchange Holdings at acquisition, which were reflected as non-controlling interest in the condensed consolidated financial statements in the three months ended December 31, 2012. The Class A preferred units converted into 963 common shares on a 1:2 basis in connection with the IPO, at which time the non-controlling interest was eliminated.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K filed on November 26, 2013.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the ‘‘Exchange Act”), relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. For a more detailed discussion of these factors, see the information under the heading ‘‘Risk Factors” included in our Annual Report on Form 10-K filed on November 26, 2013. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

Overview
We are a leading provider of on-demand business collaboration software to the commercial construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management, and provide improved visibility and control of construction activities for our clients. Our collaboration solutions offer robust functionality, data sharing and exchange capabilities, and workflow tools that support several mission‑critical business processes at various stages of the construction project lifecycle:

•
Construction Payment Management (“CPM”) enables the generation, collection, review and routing of invoices and the necessary supporting documentation and legal documents, and initiation of payment of the invoices.

•	Submittal Exchange enables the collection, review and routing of project documents.

•	GradeBeam supports the process of obtaining construction bids, including identifying potential bidders, issuing invitations-to-bid and tracking bidding intent.

•	Pre-Qualification Management (“PQM”) supports contractor risk assessment and qualification.

•	Greengrade facilitates the management of environmental certification.

•	BidOrganizer, launched in the fourth quarter of fiscal 2013, helps contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations.

•	LATISTA, which we acquired in December 2013 as part of our acquisition of Latista Technologies, Inc. ("Latista"), provides mobile-enabled, cloud-based field management solutions.
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
We derive substantially all of our revenue from fees related to the use by our clients of our software solutions. We classify our revenue into activity‑driven revenue and organization‑driven revenue:

•
Owners/developers, general contractors and subcontractors using our CPM, Submittal Exchange, Greengrade and LATISTA solutions pay us fees that are dependent on the value of the construction project or contract and are collected at the start of activity. In addition, owners/developers and general contractors typically pay us monthly fees that are dependent on the value and total number of projects managed using our system. We typically invoice and collect these monthly fees in advance on a six-month basis. We refer to these fees collectively as activity‑driven revenue as they depend on the construction activity of our clients.

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

Recent Developments
On December 2, 2013, we acquired Latista, the leading provider of mobile-enabled, cloud-based field management solutions in the construction industry, for a total cash purchase price of $34.9 million. (See Note 3 to the condensed consolidated financial statements for further details of the acquisition.)

Key Business Metrics
In addition to traditional financial measures, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. These metrics reflect the impact of the acquisition of GradeBeam in October 2011, Submittal Exchange in November 2011 and PlanSwift in January 2013 as described in more detail in ‘‘—Results of Operations.’’ As we are still integrating our LATISTA solution, the revenue from which is reflected within activity-driven revenue, the number of projects added, client-reported construction value added and active projects during the period metrics for LATISTA are not included in the table below. Revenue for LATISTA during the period from December 2, 2013, the acquisition date, to December 31, 2013 was $0.2 million.

	Three Months Ended December 31,
	2013	2012
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$9,372	$5,986
Organization‑driven revenue	2,631	785
Total revenue	$12,003	$6,771
Activity‑driven revenue:
Number of projects added	1,466	1,048
Client‑reported construction value added (billions)	$17.9	$7.3
Active projects during period	6,580	5,046
Organization‑driven revenue:
Number of organizations	11,706	5,412
Adjusted EBITDA	$(4,042)	$(2,329)
Deferred revenue balance as of the end of period	$25,705	$14,146
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
Additional metrics
Adjusted EBITDA. Adjusted EBITDA represents loss before interest, taxes, depreciation and amortization, share-based compensation expense and acquisition-related expenses. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), and is a performance measure used by management in conjunction with traditional GAAP operating performance measures as part of the overall assessment of our performance including:

•	for planning purposes, including the preparation of the annual budget; and

•	to evaluate the effectiveness of business strategies.
We believe the use of Adjusted EBITDA as an additional operating performance metric provides greater consistency for period-to-period comparisons of our operations. For our internal analysis, Adjusted EBITDA removes fluctuations caused by changes in our capital structure (interest expense) and non-cash items such as depreciation, amortization and share-based compensation and infrequent charges. These excluded amounts in any given period may not directly correlate to the underlying performance of the business or may fluctuate significantly from period to period due to the conversion of convertible debentures, acquisitions, fully amortized tangible or intangible assets, or the timing and pricing of new share-based awards. We also believe Adjusted EBITDA is useful to investors and securities analysts in evaluating our operating performance as it provides them an additional tool to compare business performance across companies and periods.

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

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Net loss	$(6,676)	$(6,043)
Net interest expense	94	2,102
Income tax provision (benefit)	(1,026)	35
Depreciation and amortization	1,560	760
EBITDA	(6,048)	(3,146)
Share‑based compensation expense	1,583	661
Acquisition‑related expenses	423	156
Adjusted EBITDA	$(4,042)	$(2,329)

Deferred revenue balance. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the end of a reporting period as well as unbilled amounts. Our deferred revenue balance consists of activity‑driven and organization‑driven revenue that is recognized ratably over the estimated life of a project or contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Revenues	$12,003	$6,771
Operating expenses:
Cost of services	2,742	1,688
General and administrative	5,378	3,705
Sales and marketing	4,264	1,818
Technology and development	5,667	2,995
Depreciation and amortization	1,560	760
Total operating expenses	19,611	10,966
Loss from operations	(7,608)	(4,195)
Other expense, net	(94)	(1,813)
Loss before income taxes	(7,702)	(6,008)
Income tax provision (benefit)	(1,026)	35
Net loss	(6,676)	(6,043)
Less: Net loss attributable to non-controlling interests	(79)	(1046)
Net loss attributable to Textura Corporation	(6,597)	(4,997)
Accretion of redeemable Series A-1 preferred stock	—	165
Accretion of redeemable non‑controlling interest	70	76
Dividends on Series A-2 preferred stock	—	120
Net loss available to Textura Corporation common stockholders	$(6,667)	$(5,358)

	Three Months Ended December 31,
	2013	2012
Revenues	100.0%	100.0%
Operating expenses:
Cost of services	22.8%	24.9%
General and administrative	44.8%	54.7%
Sales and marketing	35.5%	26.8%
Technology and development	47.2%	44.2%
Depreciation and amortization	13.0%	11.2%
Total operating expenses	163.4%	162.0%
Loss from operations	(63.4)%	(62.0)%
Other expense, net	(0.8)%	(26.8)%
Loss before taxes	(64.2)%	(88.7)%
Income tax provision (benefit)	(8.5)%	0.5%
Net loss	(55.6)%	(89.2)%

Operating Metrics

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$9,372	$5,986	56.6%
Organization‑driven revenue	2,631	785	235.2%
Total revenue	$12,003	$6,771	77.3%
Activity‑driven revenue:
Number of projects added	1,466	1,048	39.9%
Client‑reported construction value added (billions)	$17.9	$7.3	145.2%
Active projects during period	6,580	5,046	30.4%
Organization‑driven revenue:
Number of organizations	11,706	5,412	116.3%
Activity‑driven revenue. Activity‑driven revenue increased $3.4 million, or 56.6%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to a 39.9% increase in the number of projects added to our solutions, a 30.4% increase in the number of active projects during the period, and a 145.2% increase in client‑reported construction value added. As we are still integrating our LATISTA solution, the revenue from which is reflected within activity-driven revenue, the number of projects added, client-reported construction value added and active projects during the period metrics for LATISTA are not included in the table above. Revenue for LATISTA during the period from December 2, 2013, the acquisition date, to December 31, 2013 was $0.2 million.
Organization‑driven revenue. Organization‑driven revenue increased $1.8 million, or 235.2%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Our PlanSwift solution, which we acquired in the second quarter of fiscal 2013, generated revenue of $1.7 million and increased the number of organizations by 5,614 in the three months ended December 31, 2013.
Cost of services

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of services	$2,742	$1,688	62.4%
Percent of revenue	22.8%	24.9%
Cost of services increased $1.1 million, or 62.4%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase in cost of services was due primarily to a $0.5 million increase in personnel-related expenses, driven by stock-based compensation and an increase in headcount, related to both the growth of the business and the increase in personnel from the PlanSwift and LATISTA acquisitions. In addition, other service-related costs increased $0.5 million due to revenue growth for our solutions and the acquisition of PlanSwift in the second quarter of fiscal 2013.
General and administrative

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands)
General and administrative	$5,378	$3,705	45.2%
Percent of revenue	44.8%	54.7%

General and administrative expenses increased $1.7 million, or 45.2%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to a $0.8 million increase in personnel-related expenses as well as a $0.2 million increase related to consulting costs. The increase in personnel-related expenses was due primarily to stock-based compensation and an increase in headcount, related to both the ongoing requirements of being a public company and the increase in personnel from the PlanSwift and LATISTA acquisitions. In addition, equipment and maintenance expense and franchise tax expense each increased by $0.2 million and insurance expense increased by $0.1 million as compared to the prior year.
Sales and marketing

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands)
Sales and marketing	$4,264	$1,818	134.5%
Percent of revenue	35.5%	26.8%
Sales and marketing expenses increased $2.4 million, or 134.5%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to a $2.0 million increase in personnel-related expenses which related to stock-based compensation, commissions, an increase in headcount, related to both the growth of the business and the increase in personnel from the PlanSwift and LATISTA acquisitions as well as increased selling activities by our CPM client services team during the quarter. In addition, promotional activities increased by $0.3 million and other miscellaneous overhead expenses increased by $0.2 million as compared to the prior year.
Technology and development

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands)
Technology and development	$5,667	$2,995	89.2%
Percent of revenue	47.2%	44.2%
Technology and development expenses increased $2.7 million, or 89.2%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was due primarily to a $1.8 million increase in personnel-related expenses, driven by stock-based compensation, and an increase in headcount, related to both the growth of the business and the increase in personnel from the PlanSwift and LATISTA acquisitions. In addition, third-party development fees increased by $0.4 million and recruiting expenses increased by $0.2 million from the prior-year period.
Depreciation and amortization

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands)
Depreciation and amortization	$1,560	$760	105.3%
Percent of revenue	13.0%	11.2%
Depreciation and amortization expenses increased by $0.8 million, or 105.3%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was due primarily to a $0.5 million increase in amortization expenses related to the intangible assets acquired in the acquisition of PlanSwift in the second quarter of fiscal 2013 and the acquisition of LATISTA in the first quarter of fiscal 2014. In addition, depreciation expense increased $0.3 million driven by the increase in fixed assets to support the growth of the Company.

Other expense, net

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands)
Other expense, net	$(94)	$(1,813)	(94.8)%
Other expense, net, decreased by $1.7 million, or (94.8)%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The decrease was due primarily to non‑cash interest expense and change in the fair value of derivatives as a result of the conversion of certain convertible debentures in the three months ended December 31, 2012.
Additional metrics

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands)
Adjusted EBITDA	$(4,042)	$(2,329)	73.6%
Adjusted EBITDA decreased $1.7 million, or 73.6%, from the three months ended December 31, 2012 to the three months ended December 31, 2013. The decrease was due primarily to higher personnel-related and professional services expenses, partially offset by higher revenue.

	December 31, 2013	September 30, 2013	% Change
	(dollars in thousands)
Deferred revenue	$25,705	$21,891	17.4%
Deferred revenue increased $3.8 million, or 17.4%, from September 30, 2013 to December 31, 2013. The increase was due largely to the Latista acquisition, which contributed $3.4 million of deferred revenue as of December 31, 2013.

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
We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. For further information on all of our significant accounting policies, please see Note 2 of the accompanying notes to our unaudited condensed consolidated financial statements and Note 2 of the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 26, 2013.

Revenue Recognition
We classify our revenue into activity‑driven revenues and organization‑driven revenues.
Activity‑driven revenue. Activity‑driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange, Greengrade and LATISTA solutions. Such revenue includes monthly fees, project fees and subscription fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors. We recognize activity‑driven revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred and collection of payment from the project participant is reasonably assured. We recognize subscription fees ratably over the subscription period, which is typically between 6 and 36 months, and we recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise our estimates as necessary. The estimated life of the projects on our solutions historically has ranged from 5 to 29 months, and depends on the construction value of the project and the solution being utilized. The estimated life of the contracts on our CPM solution historically has ranged from 5 to 16 months, and depends on the value of the contract.
Organization‑driven revenue. Organization‑driven revenue is generated when clients subscribe to our GradeBeam, PQM and BidOrganizer solutions. We recognize organization‑driven revenue when there is evidence of a subscription arrangement on our system, the fee is fixed and determinable, delivery of services has occurred, and collection of payment from the organization is reasonably assured. These fees are recognized ratably over the applicable service period, ranging from 6 to 36 months.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired and is not amortized. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Goodwill is measured for impairment on an annual basis, or in interim periods, if indicators of potential impairment exist. We test goodwill for impairment at a single reporting unit level and we have not reported any goodwill impairments to date.

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

Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our IPO in June 2013 and follow-on offering in September 2013, private placements of convertible debentures, notes payable and leases payable. Our primary source of liquidity as of December 31, 2013 consisted of $77.1 million of cash and cash equivalents.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions and to service our loan payable, which was repaid in full in October 2013. In addition, we acquired Latista in December 2013 for cash consideration of $34.9 million. We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.
Over the next 12 months, we have planned capital expenditures of $2.6 million, excluding the capitalization of software development costs, and no expected debt service obligations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations, including these capital expenditures.
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(6,166)	$(2,087)
Net cash used in investing activities	$(35,231)	$(19)
Net cash provided by financing activities	$(9,166)	$(178)

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
In the three months ended December 31, 2013, $2.2 million, or 32.6%, of our net loss of $6.7 million consisted of non-cash items, including $1.6 million of depreciation and amortization expense, $1.6 million of share-based compensation expense, a $1.0 million income tax benefit and $0.1 million of non-cash interest expense. Working capital changes included a $1.8 million increase in deferred revenue, partially offset by a $1.8 million decrease in accounts payable and accrued expenses and a $1.7 million decrease in current and other assets. The increase of $4.1 million in cash used in operating activities from the three months ended December 31, 2012 to the three months ended December 31, 2013 was primarily a result of higher personnel-related and professional services expenses, partially offset by higher revenue, and changes in working capital balances year over year.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In the three months ended December 31, 2013, cash used in investing activities was $35.2 million, which primarily related to $34.9 million in cash paid in connection with our acquisition of Latista in December 2013 and capital expenditures of $1.4 million, partially offset by a decrease in restricted cash of $1.0 million.

Net Cash Provided by Financing Activities
In the three months ended December 31, 2013, net cash used in financing activities was $9.2 million, which primarily consisted of $10.2 million paid in connection with the repayment of our bank loan and deferred offering costs of $1.0 million, partially offset by proceeds from the exercise of options and warrants of $2.2 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not have any relationships with other entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements. We are therefore not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Contractual Obligations
On October 4, 2013, the Company repaid the outstanding balance of loan payable for the purchase of land and the construction of the corporate headquarters facility. In connection with the repayment, the Company paid $10.2 million in outstanding principal and $46,000 in outstanding accrued interest. Other than the repayment of our bank loan, contractual obligations have not changed materially compared to contractual obligations included in our Annual Report on Form 10-K filed on November 26, 2013.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since September 30, 2013. For a discussion of our market risk as of September 30, 2013, see “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed on November 26, 2013.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2013, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Sales of Unregistered Securities
During the quarter ended December 31, 2013, we sold an aggregate of 33,101 shares of common stock to four individuals upon the exercise of warrants to purchase our common stock.  The dates, number of shares and applicable exercise prices of the warrants were as follows:

Date of Exercise	Number of Shares	Exercise Price
November 25, 2013	6,949	$16.26
December 2, 2013	15,376	$16.26
December 2, 2013	3,076	$16.26
December 11, 2013	3,541	$16.26
December 11, 2013	4,159	$13.25

We deemed the forgoing sales of the securities to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act relative to transactions by an issuer not involving a public offering. Each warrant holder represented to us that he or she was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that he or she could bear the risks of the investment and could hold the securities for an indefinite period of time. Each warrant holder received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions described above.
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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.
c) Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit No.	Description
10.1	Amendment to Software and Service Agreement dated June 15, 2010, between Textura Corporation and Aon Risk Services Central, Inc.
10.2	Amendment to Referral Fee Agreement dated June 15, 2010, between Textura Corporation and Aon Risk Services Central, Inc.
31.1	Certification of Chief Executive Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date:    February 13, 2014

TEXTURA CORPORATION

By: /s/ Jillian Sheehan
Name: Jillian Sheehan
Title: Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Software and Service Agreement dated June 15, 2010, between Textura Corporation and Aon Risk Services Central, Inc.
10.2	Amendment to Referral Fee Agreement dated June 15, 2010, between Textura Corporation and Aon Risk Services Central, Inc.
31.1	Certification of Chief Executive Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.