Form 10-QT
period 2013-12-31
Textura Corp
filed 2014-05-09
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2013 to December 31, 2013
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

As of May 2, 2014, 24,881,261 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.
Textura Corporation (the "Company") is filing this Transition Report on Form 10-Q in connection with its change in fiscal year end from September 30 to December 31. The Company previously reported its change in fiscal year end on a Current Report on Form 8-K, dated May 7, 2014. This Transition Report is identical, in all material aspects, to the Form 10-Q filed by the Company on February 13, 2014 with regard to the three months ended December 31, 2013.

PART I

ITEM 1. Financial Statements

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	December 31, 2013	September 30, 2013
Assets
Current assets
Cash and cash equivalents	$77,130	$127,728
Accounts receivable, net of allowance for doubtful accounts of $148	5,516	3,664
Prepaid expenses and other current assets	2,631	1,534
Total current assets	85,277	132,926
Property and equipment, net	21,070	19,807
Restricted cash	530	1,530
Goodwill	52,848	23,937
Intangible assets, net	17,108	9,381
Other assets	1,217	386
Total assets	$178,050	$187,967

Liabilities, Redeemable Securities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,522	$1,799
Accrued expenses	8,053	10,107
Deferred revenue, short-term	22,482	19,935
Notes and leases payable, short-term	842	868
Loan payable to related party, short-term	—	500
Total current liabilities	32,899	33,209
Deferred revenue, long-term	3,349	1,956
Notes and leases payable, long-term	638	742
Loan payable to related party, long-term	—	9,719
Other long-term liabilities	2,324	546
Total liabilities	39,210	46,172
Contingencies (Note 7)
Redeemable non‑controlling interest	355	373
Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 10,000 authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000 shares authorized; 25,247 and 25,091 shares issued and 24,785 and 24,629 shares outstanding at December 31, 2013 and September 30, 2013, respectively	25	25
Additional paid in capital	329,073	325,387
Treasury stock, at cost; 462 shares	(5,831)	(5,831)
Accumulated other comprehensive loss	(49)	(23)
Accumulated deficit	(184,733)	(178,136)
Total Textura Corporation stockholders’ equity (deficit)	138,485	141,422
Total stockholders’ equity (deficit)	138,485	141,422
Total liabilities, redeemable securities and stockholders’ equity (deficit)	$178,050	$187,967

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

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended December 31,
	2013	2012
Net loss	$(6,676)	$(6,043)
Other comprehensive loss:
Foreign currency translation loss	(35)	—
Comprehensive loss	(6,711)	(6,043)
Less: Comprehensive loss attributable to non-controlling interests	(88)	(1,046)
Comprehensive loss attributable to Textura Corporation	$(6,623)	$(4,997)
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders' Equity
(unaudited)
(in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
		Shares	Amount
Balances at September 30, 2013	$373	24,629	$25	$325,387	$(5,831)	$(23)	$(178,136)	$141,422
Share-based compensation	—	—	—	1,583	—	—	—	1,583
Exercise of stock options	—	123	—	1,648	—	—	—	1,648
Exercise of warrants	—	33	—	525	—	—	—	525
Net loss	(79)	—	—	—	—	—	(6,597)	(6,597)
Foreign currency translation	(9)	—	—	—	—	(26)	—	(26)
Redeemable non-controlling interest accretion	70	—	—	(70)	—	—	—	(70)
Balances at December 31, 2013	$355	24,785	$25	$329,073	$(5,831)	$(49)	$(184,733)	$138,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(6,676)	$(6,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,560	760
Deferred income taxes	(1,026)	35
Non-cash interest expense	62	1,934
Change in fair value of conversion option liability	—	(289)
Share‑based compensation	1,583	661
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,107)	7
Prepaid expenses and other assets	(594)	(200)
Deferred revenue, including long-term portion	1,789	(20)
Accounts payable	(278)	636
Accrued expenses and other	(1,437)	432
Net cash used in operating activities	(6,124)	(2,087)
Cash flows from investing activities
Decrease in restricted cash	1,000	—
Purchases of property and equipment, including software development costs	(1,351)	(19)
Acquisitions of businesses, net of cash acquired	(34,880)	—
Net cash used in investing activities	(35,231)	(19)
Cash flows from financing activities
Partner’s investment in joint venture	—	208
Principal payments on loan payable	(10,223)	—
Payments on capital leases	(190)	—
Proceeds from debt issuances	64	—
Proceeds from exercise of options and warrants	2,173	—
Deferred finance and offering costs	(1,032)	(386)
Net cash used in financing activities	(9,208)	(178)
Effect of changes in foreign exchange rates on cash and cash equivalents	(35)	—
Net decrease in cash and cash equivalents	$(50,598)	$(2,284)
Cash and cash equivalents
Beginning of period	$127,728	$4,174
End of period	$77,130	$1,890
Supplemental cash flow data:
Cash paid for interest	$56	$149
Non-cash investing and financing activities:
Accretion of redeemable Series A-1 preferred stock	$—	$165
Accretion of redeemable non‑controlling interest	$70	$76
Assets acquired under capital lease	$—	$350
Deferred offering and financing costs	$—	$624
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

1. Description of Business
The Company was originally formed as a Wisconsin limited liability company (Textura, LLC) in 2004 and converted to a Delaware corporation in 2007. The Company provides on-demand business collaboration software solutions to the commercial construction industry. The Company’s solutions increase efficiency, permit better risk management, provide better visibility and control of construction activities to clients and address several mission-critical business processes at various stages of the construction project life cycle.
The Company is subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of its solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. The Company has incurred significant losses and negative cash flows from operations and continues to devote the majority of its resources to the growth of the Company’s business. The Company had an accumulated deficit of $184,733 as of December 31, 2013.

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

On May 1, 2014, the Company adopted a current fiscal year end, moving the end of its fiscal year from September 30 to December 31. As a result of this change, this Transition Report covers the three months from October 1, 2013 to December 31, 2013. The Company's new fiscal year commenced on January 1, 2014 and will end on December 31, 2014.

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Foreign Currency Transactions
The functional currency of the Company is the United States Dollar. Asset and liability balances denominated in a foreign currency are remeasured to U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period. Foreign currency translation differences have not been material to date and have been included in the statement of operations as incurred through March 31, 2013. Beginning in the three months ended June 30, 2013, the Company recorded foreign currency translation differences in accumulated other comprehensive income (loss).
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

Recently Issued Accounting Standards
Based on the Company's evaluation of recently issued accounting standards, there were no standards issued during the three months ended December 31, 2013 that would materially impact its financial position, results of operations or related disclosures.

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
Due to the acquisition of Latista closing late in the three months ended December 31, 2013 and related time constraints, the purchase price allocation for the Latista acquisition reflected in the Company's condensed consolidated financial statements included in its quarterly report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 13, 2014("the December 31 Form 10-Q") was preliminary. Since that time, the Company has finalized the purchase price allocation, which is reflected in the table below. From what was previously disclosed in the December 31 Form 10-Q, the value attributed to goodwill and deferred revenue increased by $126 upon its finalization.

Amount
(in thousands)
Identifiable intangible assets	$8,700
Goodwill	28,911
Deferred revenue	(2,151)
Other current assets (liabilities), net	(585)
Net assets acquired	$34,875

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

As the acquisition of Latista occurred in the quarter ended December 31, 2013, its results have been included in the condensed consolidated statement of operations for the three months ended December 31, 2013 since December 2, 2013, the closing date of the acquisition. The Latista acquisition, including Textura Vostok, contributed $200 to net revenue during the three months ended December 31, 2013. The impact of Latista, including Textura Vostok, included in the consolidated results was a net loss of $500 and net loss per share of $0.02.

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

5. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets have been recorded at fair value as of the acquisition dates. The change in the carrying value of goodwill during the three months ended December 31, 2013 was as follows:

Amount
(in thousands)
Balance at September 30, 2013	$23,937
Acquisition	28,911
Balance at December 31, 2013	$52,848

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

11. Employee Benefit Plans

The Company sponsors a defined contribution savings plan for employees in the United States that provides certain of its eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, the Company matches the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. The Company recorded total expense related to these plans in the amount of $107 and $70 for each of the three months ended December 31, 2013 and December 31, 2012, respectively. The plan was initiated in fiscal year ended September 30, 2012.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Transition Report on Form 10-Q and included in our Annual Report on Form 10-K filed on November 26, 2013.

We use the terms “we,” “us,” “our” and “the Company” in this report to refer to Textura Corporation and its subsidiaries, except where the context otherwise requires or indicates. On May 1, 2014, our Board of Directors approved a change in our fiscal year from September 30 to December 31. Accordingly, our next Annual Report on Form 10-K will be for the fiscal year ending December 31, 2014.All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Forward-Looking Statements

This Transition Report on Form 10-Q contains ‘‘forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the ‘‘Exchange Act”), relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. For a more detailed discussion of these factors, see the information under the heading ‘‘Risk Factors” included in our Annual Report on Form 10-K filed on November 26, 2013. We undertake no obligation to update any forward-looking statements in this Transition Report on Form 10-Q.

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

•
BidOrganizer, launched in the three months ended September 30, 2013, helps contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations.

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
Organization‑driven revenue. Organization‑driven revenue increased $1.8 million, or 235.2%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Our PlanSwift solution, which we acquired in the three months ended March 31, 2013, generated revenue of $1.7 million and increased the number of organizations by 5,614 in the three months ended December 31, 2013.
Cost of services

	Three Months Ended December 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of services	$2,742	$1,688	62.4%
Percent of revenue	22.8%	24.9%
Cost of services increased $1.1 million, or 62.4%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase in cost of services was due primarily to a $0.5 million increase in personnel-related expenses, driven by stock-based compensation and an increase in headcount, related to both the growth of the business and the increase in personnel from the PlanSwift and Latista acquisitions. In addition, other service-related costs increased $0.5 million due to revenue growth for our solutions and the acquisition of PlanSwift.
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
Sales and marketing expenses increased $2.4 million, or 134.5%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to a $2.0 million increase in personnel-related expenses which related to stock-based compensation, commissions, an increase in headcount, related to both the growth of the business and the increase in personnel from the PlanSwift and Latista acquisitions as well as increased selling activities by our CPM client services team during the three months ended December 31, 2013. In addition, promotional activities increased by $0.3 million and other miscellaneous overhead expenses increased by $0.2 million as compared to the prior year.
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
Depreciation and amortization expenses increased by $0.8 million, or 105.3%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was due primarily to a $0.5 million increase in amortization expenses related to the intangible assets acquired in the acquisition of PlanSwift in the three months ended on March 31, 2013 and the acquisition of Latista in the three months ended on December 31, 2013. In addition, depreciation expense increased $0.3 million driven by the increase in fixed assets to support the growth of the Company.

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

	December 31, 2013	September 30, 2013	% Change
	(dollars in thousands)
Deferred revenue	$25,831	$21,891	18.0%
Deferred revenue increased $3.8 million, or 18.0%, from September 30, 2013 to December 31, 2013. The increase was due largely to the Latista acquisition, which contributed $3.4 million of deferred revenue as of December 31, 2013.

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
In the three months ended September 30, 2013, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. After consideration of our market capitalization, business growth and other factors, we determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

In the fiscal year ended September 30, 2012, we conducted our annual goodwill impairment test in the three months ended September 30, 2012. The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis. To determine estimated fair value of our reporting unit, we used the income approach, under which fair value was calculated based on estimated discounted future cash flows. The income approach was determined to be the most representative valuation technique that would be utilized by a market participant in an assumed transaction. Significant assumptions are based on historical and forecasted results of operations, and consider estimates of cash flows consistent with the plans and estimates used to manage the business, including significant assumptions as to revenue growth, operating costs and expenses and operating cash flows, as well as various assumptions for attrition, weighted average cost of capital and terminal growth. Based on our testing, the fair value of our reporting unit substantially exceeded its carrying value.

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
During the fiscal year ended September 30, 2012, the actual operating results for GradeBeam met assumptions management used to determine the purchase price of the acquisition, but underperformed compared to GradeBeam’s revenue forecast at the time of acquisition. In preparing projected future results and analysis of recent actual results, we believe a triggering event had occurred requiring an impairment analysis. The impairment analysis of GradeBeam’s developed technology and customer relationship carrying values during the three months ended September 30, 2012 indicated there was no impairment.

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
As of December 31, 2013, over the 12 months beginning January 1, 2014, we had planned capital expenditures of $2.6 million, excluding the capitalization of software development costs, and no expected debt service obligations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations, including these capital expenditures.
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(6,124)	$(2,087)
Net cash used in investing activities	$(35,231)	$(19)
Net cash provided by financing activities	$(9,208)	$(178)

Net Cash Used in Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to drive future revenue growth and support that anticipated growth.
Our cash flows from operating activities are affected within the fiscal year by the timing of our invoicing of, and our receipt of payments from, our clients. In particular, our billing cycles for general contractor monthly fees on our CPM solution are concentrated in the second and fourth quarters of our previous fiscal years and, as a result of the change in our fiscal year, will be concentrated in the first and third quarters of our fiscal year beginning with the year ending December 31, 2014. The fees are largely collected by the end of the respective quarter. Accordingly, we previously experienced relatively lower levels of billing and client payments in the first and third quarters of each fiscal year and, as a result of the change in our fiscal year, will experience relatively lower levels of billing and client payments in the second and fourth quarters of our fiscal year beginning with the year ending December 31, 2014. We expect this pattern of cash flow from our operating activities to continue in the future.
In the three months ended December 31, 2013, $2.2 million, or 32.6%, of our net loss of $6.7 million consisted of non-cash items, including $1.6 million of depreciation and amortization expense, $1.6 million of share-based compensation expense, a $1.0 million income tax benefit and $0.1 million of non-cash interest expense. Working capital changes included a $1.8 million increase in deferred revenue, partially offset by a $1.7 million decrease in accounts payable and accrued expenses and a $1.7 million decrease in current and other assets. The increase of $4.0 million in cash used in operating activities from the three months ended December 31, 2012 to the three months ended December 31, 2013 was primarily a result of higher personnel-related and professional services expenses, partially offset by higher revenue, and changes in working capital balances year over year.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2013 covered by this Transition Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Sales of Unregistered Securities
During the three months ended December 31, 2013, we sold an aggregate of 33,101 shares of common stock to four individuals upon the exercise of warrants to purchase our common stock.  The dates, number of shares and applicable exercise prices of the warrants were as follows:

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
10.1
Amendment to Software and Service Agreement dated June 15, 2010, between Textura Corporation and Aon Risk Services Central, Inc. (incorporated by reference to Exhibit 10.1 to Textura Corporation's Form 10-Q filed on February 13, 2014)

10.2
Amendment to Software and Service Agreement dated June 15, 2010, between Textura Corporation and Aon Risk Services Central, Inc. (incorporated by reference to Exhibit 10.2 to Textura Corporation's Form 10-Q filed on February 13, 2014)

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
Date:    May 9, 2014

TEXTURA CORPORATION

By: /s/ Jillian Sheehan
Name: Jillian Sheehan
Title: Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment to Software and Service Agreement dated June 15, 2010, between Textura Corporation and Aon Risk Services Central, Inc. (incorporated by reference to Exhibit 10.1 to Textura Corporation's Form 10-Q filed on February 13, 2014)

10.2
Amendment to Software and Service Agreement dated June 15, 2010, between Textura Corporation and Aon Risk Services Central, Inc. (incorporated by reference to Exhibit 10.2 to Textura Corporation's Form 10-Q filed on February 13, 2014)

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