Form 10-Q
period 2014-03-31
Textura Corp
filed 2014-05-12
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

PART I

ITEM 1. Financial Statements

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$72,654	$77,130
Accounts receivable, net of allowance for doubtful accounts of $148	7,236	5,516
Prepaid expenses and other current assets	2,289	2,631
Total current assets	82,179	85,277
Property and equipment, net	21,852	21,070
Restricted cash	530	530
Goodwill	52,848	52,848
Intangible assets, net	15,826	17,108
Other assets	1,140	1,217
Total assets	$174,375	$178,050

Liabilities, Redeemable Securities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,294	$1,522
Accrued expenses	7,530	8,053
Deferred revenue, short-term	24,900	22,482
Notes and leases payable, short-term	873	842
Total current liabilities	34,597	32,899
Deferred revenue, long-term	2,934	3,349
Notes and leases payable, long-term	412	638
Other long-term liabilities	2,398	2,324
Total liabilities	40,341	39,210
Contingencies (Note 5)
Redeemable non‑controlling interest	370	355
Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 10,000 authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000 shares authorized; 25,297 and 25,247 shares issued and 24,835 and 24,785 shares outstanding at March 31, 2014 and December 31, 2013, respectively	25	25
Additional paid in capital	331,510	329,073
Treasury stock, at cost; 462 shares	(5,831)	(5,831)
Accumulated other comprehensive loss	(42)	(49)
Accumulated deficit	(191,998)	(184,733)
Total stockholders’ equity (deficit)	133,664	138,485
Total liabilities, redeemable securities and stockholders’ equity (deficit)	$174,375	$178,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues	$13,787	$8,548
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	2,882	1,780
General and administrative	6,055	4,561
Sales and marketing	4,843	2,284
Technology and development	5,356	3,350
Depreciation and amortization	1,886	1,113
Total operating expenses	21,022	13,088
Loss from operations	(7,235)	(4,540)
Other expense, net
Interest income	18	2
Interest expense	(43)	(377)
Change in fair value of conversion option liability	—	69
Total other expense, net	(25)	(306)
Loss before income taxes	(7,260)	(4,846)
Income tax provision	80	49
Net loss	(7,340)	(4,895)
Less: Net loss attributable to non-controlling interests	(75)	(711)
Net loss attributable to Textura Corporation	(7,265)	(4,184)
Accretion of redeemable Series A-1 preferred stock	—	1,074
Accretion of redeemable non‑controlling interest	94	71
Dividends on Series A-2 preferred stock	—	120
Net loss available to Textura Corporation common stockholders	$(7,359)	$(5,449)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(0.30)	$(0.56)
Weighted average number of common shares outstanding, basic and diluted	24,812	9,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(7,340)	$(4,895)
Other comprehensive income (loss):
Foreign currency translation gain	3	—
Comprehensive loss	(7,337)	(4,895)
Less: Comprehensive loss attributable to non-controlling interests	(79)	(711)
Comprehensive loss attributable to Textura Corporation	$(7,258)	$(4,184)
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders' Equity
(unaudited)
(in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
		Shares	Amount
Balances at January 1, 2014	$355	24,785	$25	$329,073	$(5,831)	$(49)	$(184,733)	$138,485
Share‑based compensation	—	—	—	1,936	—	—	—	1,936
Exercise of options	—	36	—	372	—	—	—	372
Exercise of warrants	—	14	—	223	—	—	—	223
Net loss	(75)	—	—	—	—	—	(7,265)	(7,265)
Foreign currency translation	(4)	—	—	—	—	7	—	7
Redeemable non‑controlling interest accretion	94	—	—	(94)	—	—	—	(94)
Balances at March 31, 2014	$370	24,835	$25	$331,510	$(5,831)	$(42)	$(191,998)	$133,664
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(7,340)	$(4,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,886	1,113
Deferred income taxes	80	49
Non-cash interest expense (income)	(1)	192
Change in fair value of conversion option liability	—	(70)
Share‑based compensation	1,936	478
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,720)	(733)
Prepaid expenses and other assets	419	(175)
Deferred revenue, including long-term portion	2,003	2,332
Accounts payable	(130)	951
Accrued expenses and other	(463)	(1,347)
Net cash used in operating activities	(3,330)	(2,105)
Cash flows from investing activities
Purchases of property and equipment, including software development costs	(1,552)	(80)
Acquisitions of businesses, net of cash acquired	—	(989)
Net cash used in investing activities	(1,552)	(1,069)
Cash flows from financing activities
Principal payments on loan payable	(4)	(250)
Payments on capital leases	(195)	—
Proceeds from debt issuances	—	6,930
Proceeds from exercise of options and warrants	595	—
Deferred finance and offering costs	—	(375)
Net cash provided by financing activities	396	6,305
Effect of changes in foreign exchange rates on cash and cash equivalents	10	—
Net increase (decrease) in cash and cash equivalents	$(4,476)	$3,131
Cash and cash equivalents
Beginning of period	$77,130	$1,890
End of period	$72,654	$5,021
Supplemental cash flow data:
Cash paid for interest	$43	$147
Non-cash investing and financing activities:
Accretion of redeemable Series A-1 preferred stock	$—	$1,074
Accretion of redeemable non‑controlling interest	$94	$71
Assets acquired under capital lease	$—	$553
Deferred offering and financing costs	$—	$253
Issuance of common stock upon conversion of debentures	$—	$11,005
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
The Company is subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of its solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. The Company has incurred significant losses and negative cash flows from operations and continues to devote the majority of its resources to the growth of the Company’s business. The Company has an accumulated deficit of $191,998 as of March 31, 2014.

To date, the Company’s activities have been financed primarily through the issuance of debentures, commercial debt, and the sale of equity securities.

On May 1, 2014, the Company's Board of Directors approved a change in fiscal year end from September 30 to December 31. The decision to change the fiscal year end to coincide with the calendar year end is intended to improve comparability with industry peers and better align the Company's reporting and planning cycle with the construction industry. This change is effective for the current fiscal year end. Accordingly, the Company's next Annual Report on Form 10-K will be for the fiscal year ending December 31, 2014. The Company filed a Transition Report on Form 10-Q for the three months ended December 31, 2013 with the Securities and Exchange Commission on May 9, 2014.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). In accordance with U.S. GAAP requirements for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of September 30, 2013 and 2012 and for each of the three years in the period ended September 30, 2013 included in the Company's Annual Report on Form 10-K filed on November 26, 2013 and with the condensed consolidated financial statements and the notes thereto as of and for the three months ended December 31, 2013 included in the Company's Transition Report on Form 10-Q filed on May 9, 2014. In the Company’s opinion, the condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of results that may be realized for the full year.

In October 2012, the Company and Minter Ellison, a law firm in Australia, formed a joint venture, Textura Australasia, Pty. Ltd. (the “Joint Venture”), to offer the Company’s construction collaboration software solutions to the Australia and New Zealand markets. Both parties have contributed cash of $400, denominated in Australian dollars, for their respective 50% interests in the Joint Venture, and both parties have loaned the Joint Venture $100, denominated in Australian dollars, to fund its ongoing operations. The Company has consolidated the financial results of the Joint Venture because the Company has determined that the Joint Venture is a variable interest entity and that it is the primary beneficiary. The Company is the primary beneficiary of the Joint Venture due to its controlling financial interest through its authority with regard to hiring key employees and decision making of its central operations. Due to certain redemption provisions in the Joint Venture agreement, the Company has reflected Minter Ellison’s financial interest as redeemable non-controlling interest in the condensed consolidated balance sheet at its redemption value.

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

Revenue Recognition

For the Company’s CPM, Submittal Exchange and Greengrade solutions, the Company earns revenue from owners/developers, general contractors and architects in the form of monthly fees, project fees and subscription fees; and from subcontractors in the form of usage fees. For the Company’s GradeBeam, PQM and BidOrganizer solutions, the Company earns revenue in the form of subscription fees. For the LATISTA solution, which was acquired by the Company in December 2013 (see Note 3), the Company earns revenue from subscription fees and related professional services. The Company’s arrangements do not contain general rights of return and do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service contracts.

The Company’s on-demand solutions often include implementation, training and support. The Company evaluates whether the individual deliverables in its arrangements qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. In determining whether deliverables have standalone value, the Company considers whether solutions are sold to new customers without implementation, training and support, the nature of these services provided and the availability of these services from other vendors. The Company concluded that implementation, training and support do not have standalone value because for the majority of its solutions, they are never sold separately, do not have value to the customer without the solution and are not available from other vendors. Accordingly, the total consideration for each arrangement is generally treated as a single unit of accounting.

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
The following outstanding securities were excluded from the computation of diluted net loss per share available to Textura Corporation common stockholders as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Conversion of redeemable or convertible preferred stock	—	5,588
Conversion of Submittal Exchange Holdings Class A preferred units	—	963
Outstanding restricted stock units	719	624
Outstanding stock options	3,703	2,443
Outstanding common and preferred warrants	1,273	1,499
Total excluded securities	5,695	11,117

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Preferred stock, Submittal Exchange Holdings Class A preferred units and restricted stock units were considered contingently issuable common shares prior to the IPO and, accordingly, were not included in diluted earnings per share because the contingency had not been met. The table also excludes conversion of 2011 Debentures, because the number of shares upon conversion could not be calculated until an initial public offering.

Recently Issued Accounting Standards
Based on the Company's evaluation of recently issued accounting standards, there were no standards issued during the three months ended March 31, 2014 that would materially impact its financial position, results of operations or related disclosures.

Changes in Estimates

During the three months ended March 31, 2014, the Company recorded a change in estimate of $375 with respect to bonus expense that it recorded during the three months ended December 31, 2013, which decreased net loss and net loss per share by $375 and $0.02, respectively.

3. Acquisitions
In December 2013, the Company acquired all of the issued and outstanding shares of Latista Technologies, Inc. ("Latista"). Latista is the leading provider of mobile-enabled, cloud-based field management solutions in the industry. The LATISTA solution expanded the Company’s suite of solutions, especially in the field management process. In addition, the Company formed Textura Vostok, a Russian entity, and hired personnel previously employed by a Russian affiliate of Latista. The aggregate purchase price of $34,875 was paid in cash.
The total purchase price has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$8,700
Goodwill	28,911
Deferred revenue	(2,151)
Other current assets (liabilities), net	(585)
Net assets acquired	$34,875

Other current assets (liabilities), net in the table above include Latista-related deferred tax liabilities of $1,083. As a result of the nature of the deferred tax liabilities, the Company reduced the valuation allowance on its deferred tax assets and recognized a tax benefit of $1,083 in its statement of operations during the three months ended December 31, 2013. The deferred tax assets and liabilities primarily relate to timing differences in the amortization of intangible assets and net operating losses. On the balance sheet as of December 31, 2013 and March 31, 2014, the Company had short-term deferred tax assets of $781 recorded in prepaid expenses and other current assets, long-term deferred tax assets of $946 recorded in other assets, and long-term deferred tax liabilities of $1,727 recorded in other long-term liabilities.

As the acquisition of Latista occurred in the quarter ended December 31, 2013, its results have been included in the condensed consolidated statement of operations for the three months ended March 31, 2014. The Latista acquisition, including Textura Vostok, contributed $674 to net revenue in the quarter ended March 31, 2014. The impact of Latista, including Textura Vostok, included in the consolidated results was a net loss of $1,695 and net loss per share of $0.07.

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Three Months Ended March 31, 2013
(in thousands)
Revenues	$9,158
Loss from operations	$(5,669)
Net loss available to Textura Corporation common stockholders	$(5,975)
Net loss per share, basic and diluted	$(0.61)

The Company believes the goodwill reflects its expectations related to economies of scale and leveraging of the LATISTA solution with existing and future solution offerings. Goodwill is not deductible for tax purposes. Identifiable intangible assets consist of trademarks, technology and customer relationships, which are being amortized over a period of three, three and ten years, respectively.

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Land	$4,276	$4,276
Computer equipment	4,133	3,980
Furniture and fixtures	2,707	2,649
Leasehold improvements	124	124
Building	15,975	15,748
Capitalized software	6,831	5,883
Property and equipment, gross	34,046	32,660
Less: Accumulated depreciation and amortization	(12,194)	(11,590)
Property and equipment, net	$21,852	$21,070
Depreciation expense related to property and equipment was $537 and $374, respectively, for the three months ended March 31, 2014 and 2013. Amortization expense related to capitalized software was $67 and $0, respectively, for the three months ended March 31, 2014 and 2013. A total of $947 was capitalized related to the development of software during the three months ended March 31, 2014. No such costs were capitalized during the three months ended March 31, 2013.

5. Contingencies
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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

6. Share‑Based Compensation to Employees
During the three months ended March 31, 2014, the Company granted under the Long-Term Incentive Plan stock options to purchase 2 shares of the Company's common stock with a weighted-average exercise price and weighted-average fair value of $29.47 and $13.60, respectively. The fair value of the options was estimated using the Black‑Scholes option‑pricing model with the following assumptions:

2014
Expected dividend yield	—
Expected volatility	46%
Risk-free interest rate	1.79%
Expected term (years)	6.11

Share-based compensation expense for employee equity awards was $1,936 and $478, respectively, for the three months ended March 31, 2014 and March 31, 2013. Share-based compensation expense is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of services	$175	$43
General and administrative	1,168	271
Sales and marketing	312	82
Technology and development	281	82
Total	$1,936	$478

7. Warrants
Warrants outstanding to purchase the Company's common stock as of March 31, 2014 were as follows:

	Vesting Date	Warrants Outstanding	Weighted Average Exercise Price
Fundraising	November 2007	24	$12.38
Convertible debenture	Various 2009	287	$16.26
Convertible debenture	Various 2010	394	$13.25
Convertible debenture	May 2011	48	$16.26
Mortgage renewal	August 2011	20	$15.00
Convertible debenture	August 2011	32	$13.25
Convertible debenture	September 2011	56	$15.00
Convertible debenture	Various 2012	319	$15.00
Notes payable	Various 2013	86	$13.92
Referral Fees	September 2013	7	$13.25
		1,273

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

8. Related Party Transactions
In 2009, the Company entered into an agreement with an entity that was also an investor in the Company. The agreement compensates the entity for customer referrals based on revenues generated by the Company related to those customers. Warrants to purchase 7 and 20 shares of our common stock were issued in the fiscal years ended September 30, 2013 and September 30, 2010, respectively, pursuant to the referral agreement. The Company is obligated under the referral agreement to issue to the entity warrants to purchase up to an additional 208 shares of common stock based on the achievement of various milestones. The Company also provides hosting services to the entity for a fixed annual fee.

9. Employee Benefit Plans

The Company sponsors a defined contribution savings plan for employees in the United States that provides certain of its eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, the Company matches the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. The Company recorded total expense related to these plans in the amount of $126 and $24, respectively, for each of the three months ended March 31, 2014 and March 31, 2013. The plan was initiated in the fiscal year ended September 30, 2012.

10. Convertible instruments
Prior to the IPO, the Company had certain debt and equity securities outstanding that converted to common stock in connection with the completion of the IPO in June 2013.

Convertible debentures

In 2011, the Company issued convertible debentures with detachable warrants (see Note 8). The convertible debentures had a stated interest rate of 8.0% per annum on the outstanding principal balance. The interest on the convertible debentures was payable in kind (“PIK”) and added to the unpaid principal in order to determine the number of shares of common stock to be issued upon conversion.
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
Series A-1 and A-2 preferred stock

The outstanding shares of the Company's Series A-1 and A-2 preferred stock automatically converted into 5,336 shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied by the issuance of 412 additional shares of common stock through an adjustment to the conversion rate in connection with the completion of the IPO.

Submittal Exchange Class A preferred units

The former shareholders of Submittal Exchange received Class A preferred units of Submittal Exchange Holdings at acquisition, which were reflected as non-controlling interest in the condensed consolidated financial statements in the three months ended December 31, 2012. The Class A preferred units converted into 963 common shares on a 1:2 basis in connection with the completion of the IPO, at which time the non-controlling interest was eliminated.

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

•	Submittal Exchange enables the collection, review and routing of project documents.

•	GradeBeam supports the process of obtaining construction bids, including identifying potential bidders, issuing invitations-to-bid and tracking bidding intent.

•	Pre-Qualification Management (“PQM”) supports contractor risk assessment and qualification.

•	Greengrade facilitates the management of environmental certification.

•	BidOrganizer helps contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations.

•	LATISTA, which we acquired in December 2013 as part of our acquisition of Latista Technologies, Inc. ("Latista"), provides mobile-enabled, cloud-based field management solutions.
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

We derive substantially all of our revenue from fees related to the use by our clients of our software solutions. We classify our revenue into activity‑driven revenue and organization‑driven revenue:

•
Owners/developers, general contractors and subcontractors using our CPM, Submittal Exchange, Greengrade and LATISTA solutions pay us fees that are dependent on the value of the construction project or contract and are collected at the start of activity. In addition, owners/developers and general contractors either pay us monthly fees that are dependent on the value and total number of projects managed using our system or subscription fees that are dependent on the number of projects added to our system. We typically invoice and collect these monthly and subscription fees in advance on a six-month basis. We refer to these fees collectively as activity‑driven revenue as they depend on the construction activity of our clients.

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

On May 1, 2014, our Board of Directors approved a change in our fiscal year from September 30 to December 31. Accordingly, our next Annual Report on Form 10-K will be for the fiscal year ending December 31, 2014.

Key Business Metrics
In addition to traditional financial measures, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. These metrics reflect the impact of the acquisition of PlanSwift in January 2013 and Latista in December 2013 as described in more detail in ‘‘—Results of Operations.’’

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$10,657	$6,772
Organization‑driven revenue	3,130	1,776
Total revenue	$13,787	$8,548
Activity‑driven revenue:
Number of projects added	1,712	1,245
Client‑reported construction value added (billions)	$19.5	$10.6
Active projects during period	7,052	5,263
Organization‑driven revenue:
Number of organizations	14,173	6,997
Adjusted EBITDA	$(3,339)	$(2,622)
Deferred revenue balance as of the end of period	$27,834	$16,963

Activity‑driven revenue
Number of projects added. This metric represents the total number of construction projects added by our clients to our CPM, Submittal Exchange, Greengrade and LATISTA solutions during the reporting period. Each project on our system is created by the client and represents a unit of work they have elected to manage on our system as a single project. As a result, an individual development, structure or remodeling program may result in the creation of multiple projects on our system. A project added to our system does not necessarily become active immediately. We use the number of projects added to our solutions during a reporting period to measure the success of our strategy of further penetrating the construction market with these solutions. Also, activity‑driven revenue is dependent in part on the number of projects using our solutions.
Client‑reported construction value added. This metric represents the total client‑entered dollar value of construction projects added by our clients to our CPM, Submittal Exchange, Greengrade and LATISTA solutions during the reporting period. We use client‑reported construction value added to measure the success of our strategy of increasing the volume of construction activity managed with these solutions. In addition, we use this metric in conjunction with number of projects added to monitor average project size. Also, activity‑driven revenue is dependent in part on project size.
Active projects during period. This metric represents the number of construction projects that have been active during the reporting period on our CPM, Submittal Exchange, Greengrade and LATISTA solutions. Especially with our CPM solution, clients may elect to add a new project on our system before their project activity begins. Accordingly, there may be an interval between when a project is included as a new project added and when we would consider it an active project. We use active projects during the period to evaluate our penetration of the construction market with these solutions and to monitor growth from period to period. Also, activity‑driven revenue is dependent in part on the number of active projects on our solutions.
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

We believe the use of Adjusted EBITDA as an additional operating performance metric provides greater consistency for period-to-period comparisons of our operations. For our internal analysis, Adjusted EBITDA removes fluctuations caused by changes in our capital structure (interest expense) and non-cash items such as depreciation, amortization, share-based compensation and infrequent charges. These excluded amounts in any given period may not directly correlate to the underlying performance of the business or may fluctuate significantly from period to period due to the conversion of convertible debentures, acquisitions, fully amortized tangible or intangible assets, or the timing and pricing of new share-based awards. We also believe Adjusted EBITDA is useful to investors and securities analysts in evaluating our operating performance as it provides them an additional tool to compare business performance across companies and periods.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(7,340)	$(4,895)
Net interest expense	25	375
Income tax provision	80	49
Depreciation and amortization	1,886	1,113
EBITDA	(5,349)	(3,358)
Share‑based compensation expense	1,936	478
Acquisition‑related expenses	74	258
Adjusted EBITDA	$(3,339)	$(2,622)

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues	$13,787	$8,548
Operating expenses:
Cost of services	2,882	1,780
General and administrative	6,055	4,561
Sales and marketing	4,843	2,284
Technology and development	5,356	3,350
Depreciation and amortization	1,886	1,113
Total operating expenses	21,022	13,088
Loss from operations	(7,235)	(4,540)
Other expense, net	(25)	(306)
Loss before income taxes	(7,260)	(4,846)
Income tax provision	80	49
Net loss	(7,340)	(4,895)
Less: Net loss attributable to non-controlling interests	(75)	(711)
Net loss attributable to Textura Corporation	(7,265)	(4,184)
Accretion of redeemable Series A-1 preferred stock	—	1074
Accretion of redeemable non‑controlling interest	94	71
Dividends on Series A-2 preferred stock	—	120
Net loss available to Textura Corporation common stockholders	$(7,359)	$(5,449)

	Three Months Ended March 31,
	2014	2013
Revenues	100.0%	100.0%
Operating expenses:
Cost of services	20.9%	20.8%
General and administrative	43.9%	53.4%
Sales and marketing	35.1%	26.7%
Technology and development	38.8%	39.2%
Depreciation and amortization	13.7%	13.0%
Total operating expenses	152.5%	153.1%
Loss from operations	(52.5)%	(53.1)%
Other expense, net	(0.2)%	(3.6)%
Loss before taxes	(52.7)%	(56.7)%
Income tax provision	0.6%	0.6%
Net loss	(53.2)%	(57.3)%

Operating Metrics

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$10,657	$6,772	$3,885	57.4%
Organization‑driven revenue	3,130	1,776	1,354	76.2%
Total revenue	$13,787	$8,548	$5,239	61.3%
Activity‑driven revenue:
Number of projects added	1,712	1,245	467	37.5%
Client‑reported construction value added (billions)	$19.5	$10.6	$8.9	84.0%
Active projects during period	7,052	5,263	1,789	34.0%
Organization‑driven revenue:
Number of organizations	14,173	6,997	7,176	102.6%
Activity‑driven revenue. Activity‑driven revenue increased $3.9 million, or 57.4%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily due to a 37.5% increase in the number of projects added to our solutions, a 34.0% increase in the number of active projects during the period, and an 84.0% increase in client‑reported construction value added. In the three months ended March 31, 2014, revenue for our LATISTA solution was $0.7 million. In addition, 94 projects representing $3.3 billion in construction value were added to our LATISTA solution, which had 214 active projects during the three months ended March 31, 2014.
For several of our existing CPM general contractor clients, we recently established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number of projects added to our system. As a result of these subscription arrangements, revenue increased by $0.5 million during the three months ended March 31, 2014, of which approximately $0.1 million is nonrecurring.
Organization‑driven revenue. Organization‑driven revenue increased $1.4 million, or 76.2%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Our PlanSwift solution, which we acquired in January 2013, generated revenue of $2.1 million and $1.0 million, respectively, and increased the number of organizations by 7,028 and 1,673, respectively, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Cost of services

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Cost of services	$2,882	$1,780	$1,102	61.9%
Percent of revenue	20.9%	20.8%
Cost of services increased $1.1 million, or 61.9%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in cost of services was due primarily to a $0.6 million increase in personnel-related expenses driven by an increase in headcount, which was related primarily to the Latista acquisition, as well as headcount growth to support our other solutions and increased stock-based compensation expense, partially offset by a reduction in bonus expense. In addition, other service-related costs increased by $0.5 million due to revenue growth for our solutions and a full quarter of expenses for our PlanSwift solution, which we acquired during the three months ended March 31, 2013.

General and administrative

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
General and administrative	$6,055	$4,561	$1,494	32.8%
Percent of revenue	43.9%	53.4%
General and administrative expenses increased $1.5 million, or 32.8%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily due to a $1.4 million increase in personnel-related expenses primarily driven by stock-based compensation and an increase in headcount related to the Latista acquisition, partially offset by a reduction in bonus expense. In addition, hardware and software purchases, regulatory fees, insurance expense and rent expense each increased by $0.1 million as compared to the prior-year period. These increases were partially offset by a $0.5 million decrease in professional services costs driven by a decrease in audit and consulting fees related to IPO-related expenses incurred during the prior-year period.
Sales and marketing

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$4,843	$2,284	$2,559	112.0%
Percent of revenue	35.1%	26.7%
Sales and marketing expenses increased $2.6 million, or 112.0%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily due to a $1.8 million increase in personnel-related expenses driven by an increase in headcount and, to a lesser extent, increased selling activities by our CPM client services team during the quarter and a $0.2 million increase in stock-based compensation and commissions. The increase in headcount was due to the growth of the business as well as the Latista acquisition. In addition, marketing expense increased by $0.4 million to support our sales growth during the period.
Technology and development

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Technology and development	$5,356	$3,350	$2,006	59.9%
Percent of revenue	38.8%	39.2%
Technology and development expenses increased $2.0 million, or 59.9%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was due primarily to a $1.4 million increase in personnel-related expenses, driven by an increase in headcount, related to both the growth of the business and the increase in personnel from the Latista acquisition, partially offset by a reduction in bonus expense. In addition, third-party development fees increased by $0.3 million and recruiting expenses increased by $0.1 million from the prior-year period.
Depreciation and amortization

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$1,886	$1,113	$773	69.5%
Percent of revenue	13.7%	13.0%

Depreciation and amortization expenses increased by $0.8 million, or 69.5%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily due to a $0.6 million increase in amortization expenses related to a full quarter of amortization expense for the intangible assets acquired in the acquisitions of PlanSwift in January 2013 and Latista in December 2013. In addition, depreciation expense increased $0.2 million driven by the increase in fixed assets to support the growth of the Company.
Other expense, net

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(25)	$(306)	$281	(91.8)%
Other expense, net, decreased by $0.3 million, or (91.8)%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily due to the absence of interest expense related to convertible debentures and notes payable that were outstanding during the three months ended March 31, 2013.
Additional metrics

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(3,339)	$(2,622)	$(717)	27.3%
Adjusted EBITDA decreased by $0.7 million, or 27.3%, in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was driven by higher personnel-related expenses, partially offset by higher revenue.

	March 31, 2014	December 31, 2013	$ Change	% Change
	(dollars in thousands)
Deferred revenue	$27,834	$25,831	2,003	7.8%
Deferred revenue increased $2.0 million, or 7.8%, in the three months ended March 31, 2014 as compared to the three months ended December 31, 2013. The increase was primarily due to an increase in sales for our CPM, Gradebeam and PlanSwift solutions.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. In some instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Our management evaluates its estimates and assumptions on an ongoing basis.
We believe that there are several accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates. These significant policies and our procedures related to these policies are described in detail below. For further information on all of our significant accounting policies, please see Note 2 of the accompanying notes to our unaudited condensed consolidated financial statements, Note 2 of the financial statements included in our Form 10-Q/T filed on May 9, 2014 and Note 2 of the audited consolidated financial statements included in our Annual Report on Form 10-K filed on November 26, 2013.

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
In the three months ended September 30, 2013, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. After consideration of our market capitalization, business growth and other factors, we determined there were not any triggering events for impairment during the current period and that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

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

Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our IPO in June 2013 and follow-on offering in September 2013, private placements of convertible debentures, notes payable and leases payable. Our primary source of liquidity as of March 31, 2014 consisted of $72.7 million of cash and cash equivalents.
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
We have no expected debt service obligations over the next 12 months. We believe that our existing cash and cash equivalents will be sufficient to fund our operations, including capital expenditures.
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(3,330)	$(2,105)
Net cash used in investing activities	$(1,552)	$(1,069)
Net cash provided by financing activities	$396	$6,305

Net Cash Used in Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to drive future revenue growth and support that anticipated growth.
Our cash flows from operating activities are affected within the fiscal year by the timing of our invoicing of, and our receipt of payments from, our clients. In particular, our billing cycles for general contractor monthly fees on our CPM solution are concentrated in the first and third quarters and are largely collected by the end of the respective quarter. Accordingly, we experience relatively lower levels of billing and client payments in the second and fourth quarters of each year. We expect this pattern of cash flow from our operating activities to continue in the future.
In the three months ended March 31, 2014, $3.9 million, or 53.1%, of our net loss of $7.3 million consisted of non-cash items, including $1.9 million of depreciation and amortization expense, $1.9 million of share-based compensation expense, and $0.1 million income tax benefit. Working capital changes included a $2.0 million increase in deferred revenue, partially offset by a $0.6 million decrease in accounts payable and accrued expenses and a $1.3 million decrease in current and other assets. The increase of $1.2 million in cash used in operating activities from the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily a result of higher personnel-related expenses due to growth and our PlanSwift and Latista acquisitions, partially offset by higher revenue, and changes in working capital balances year over year.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In the three months ended March 31, 2014, cash used in investing activities was $1.6 million, which consisted entirely of capital expenditures to support our expanding infrastructure and growth.

Net Cash Provided by Financing Activities
In the three months ended March 31, 2014, net cash provided by financing activities was $0.4 million driven by proceeds from the exercise of options and warrants of $0.6 million, partially offset by payments on capital leases of $0.2 million.

Contractual Obligations
Contractual obligations have not changed materially compared to contractual obligations disclosures included in our Annual Report on Form 10-K filed on November 26, 2013.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk since September 30, 2013. For a discussion of our market risk as of September 30, 2013, see “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed on November 26, 2013.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
During the quarter ended March 31, 2014, we sold an aggregate of 14,214 shares of common stock to one holder upon the exercise of warrants to purchase our common stock.  The dates, number of shares and applicable exercise prices of the warrants were as follows:

Date of Exercise	Number of Shares	Exercise Price
February 26, 2014	7,714	$16.26
February 26, 2014	6,500	$15.00

We deemed the forgoing sales of the securities to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act relative to transactions by an issuer not involving a public offering. The warrant holder represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The warrant holder received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions described above.
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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. In addition, since our IPO we have used proceeds totaling $3.9 million on capital expenditures. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.
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