Form 10-Q
period 2014-06-30
Textura Corp
filed 2014-08-08
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

As of August 1, 2014, 25,423,816 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.

PART I

ITEM 1. Financial Statements

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$67,878	$77,130
Accounts receivable, net of allowance for doubtful accounts of $148	7,134	5,516
Prepaid expenses and other current assets	2,603	2,631
Total current assets	77,615	85,277
Property and equipment, net	23,309	21,070
Restricted cash	530	530
Goodwill	52,848	52,848
Intangible assets, net	14,544	17,108
Other assets	1,143	1,217
Total assets	$169,989	$178,050

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,974	$1,522
Accrued expenses	8,311	8,053
Deferred revenue, short-term	27,861	22,482
Notes and leases payable, short-term	783	842
Total current liabilities	38,929	32,899
Deferred revenue, long-term	3,287	3,349
Notes and leases payable, long-term	204	638
Other long-term liabilities	2,479	2,324
Total liabilities	44,899	39,210
Contingencies (Note 5)
Redeemable non‑controlling interest	—	355
Stockholders’ equity
Common stock, $.001 par value; 90,000 shares authorized; 26,038 and 25,247 shares issued and 25,379 and 24,785 shares outstanding at June 30, 2014 and December 31, 2013, respectively	25	25
Additional paid in capital	333,007	329,073
Treasury stock, at cost; 659 shares	(9,927)	(5,831)
Accumulated other comprehensive loss	(43)	(49)
Accumulated deficit	(197,972)	(184,733)
Total stockholders’ equity	125,090	138,485
Total liabilities, redeemable securities and stockholders’ equity	$169,989	$178,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$14,965	$9,362	$28,752	$17,910
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	3,028	4,754	5,910	6,534
General and administrative	6,473	8,808	12,528	13,369
Sales and marketing	4,663	5,433	9,506	7,717
Technology and development	4,819	7,358	10,175	10,708
Depreciation and amortization	1,962	1,294	3,848	2,407
Total operating expenses	20,945	27,647	41,967	40,735
Loss from operations	(5,980)	(18,285)	(13,215)	(22,825)
Other expense, net
Interest income	27	7	45	9
Interest expense	(35)	(2,025)	(78)	(2,402)
Change in fair value of conversion option liability	—	82	—	151
Total other expense, net	(8)	(1,936)	(33)	(2,242)
Loss before income taxes	(5,988)	(20,221)	(13,248)	(25,067)
Income tax provision	80	142	160	191
Net loss	(6,068)	(20,363)	(13,408)	(25,258)
Less: Net loss attributable to non-controlling interest	(94)	(886)	(169)	(1,597)
Net loss attributable to Textura Corporation	(5,974)	(19,477)	(13,239)	(23,661)
Accretion of redeemable Series A-1 preferred stock	—	2,310	—	3,384
Accretion of redeemable non‑controlling interest	105	75	199	146
Dividends on Series A-2 preferred stock	—	95	—	215
Beneficial conversion of Series A-2 preferred stock	—	7,161	—	7,161
Net loss available to Textura Corporation common stockholders	$(6,079)	$(29,118)	$(13,438)	$(34,567)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(0.24)	$(2.31)	$(0.54)	$(3.09)
Weighted average number of common shares outstanding, basic and diluted	25,001	12,624	24,908	11,197
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,068)	$(20,363)	$(13,408)	$(25,258)
Other comprehensive income (loss):
Foreign currency translation gain	(4)	(26)	(1)	(26)
Comprehensive loss	(6,072)	(20,389)	(13,409)	(25,284)
Less: Comprehensive loss attributable to non-controlling interests	(97)	(711)	(176)	(1,757)
Comprehensive loss attributable to Textura Corporation	$(5,975)	$(19,678)	$(13,233)	$(23,527)
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders' Equity
(unaudited)
(in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
		Shares	Amount
Balances at January 1, 2014	$355	24,785	$25	$329,073	$(5,831)	$(49)	$(184,733)	$138,485
Share‑based compensation	—	—	—	3,766	—	—	—	3,766
Exercise of options	—	104	—	1,329	—	—	—	1,329
Exercise of warrants	—	14	—	223	—	—	—	223
Issuance of common shares in connection with vesting of RSUs	—	476	—	—	—	—	—	—
Net loss	(169)	—	—	—	—	—	(13,239)	(13,239)
Foreign currency translation	(7)	—	—	—	—	6	—	6
Redeemable non‑controlling interest accretion	199	—	—	(199)	—	—	—	(199)
Redemption of non-controlling interest	$(378)	—	—	$(1,185)	—	—	—	(1,185)
Repurchase of common shares at cost	—	—	—	—	(4,096)	—	—	(4,096)
Balances at June 30, 2014	$—	25,379	$25	$333,007	$(9,927)	$(43)	$(197,972)	$125,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(13,408)	$(25,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,848	2,391
Deferred income taxes	160	191
Non-cash interest expense (income)	(1)	1,697
Change in fair value of conversion option liability	—	(152)
Share‑based compensation	3,766	10,567
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,618)	(1,028)
Prepaid expenses and other assets	105	(421)
Deferred revenue, including long-term portion	5,317	4,134
Accounts payable	582	(59)
Accrued expenses and other	220	(1,239)
Net cash used in operating activities	(1,029)	(9,177)
Cash flows from investing activities
Decrease in restricted cash	—	(230)
Purchases of property and equipment, including software development costs	(3,625)	(738)
Acquisitions of businesses, net of cash acquired	—	(989)
Net cash used in investing activities	(3,625)	(1,957)
Cash flows from financing activities
Partner’s investment in joint venture	—	199
Principal payments on loan payable	(99)	(251)
Payments on capital leases	(397)	(93)
Proceeds from debt issuances	—	6,930
Repayment of debt	—	(7,964)
Proceeds from exercise of options and warrants	1,552	411
Buyout of non-controlling interest	(1,563)	—
Deferred finance and offering costs	—	(399)
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	—	79,677
Repurchase of common shares (treasury)	(4,096)	(600)
Net cash provided by financing activities	(4,603)	77,910
Effect of changes in foreign exchange rates on cash and cash equivalents	5	(39)
Net increase (decrease) in cash and cash equivalents	$(9,252)	$66,737
Cash and cash equivalents
Beginning of period	$77,130	$1,890
End of period	$67,878	$68,627
Supplemental cash flow data:
Cash paid for interest	$78	$292
Non-cash investing and financing activities:
Accretion of redeemable Series A-1 preferred stock	$—	$3,384
Accretion of redeemable non‑controlling interest	$199	$146
Assets acquired under capital lease	$—	$553
Deferred offering and financing costs	$—	$253
Issuance of common stock upon conversion of debentures	$—	$16,784
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$—	$46,684
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	$—	$7,282
Reclassification of redeemable common stock upon IPO	$—	$7,898
Fair value of warrants reclassified to equity upon IPO	$—	$435
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
The Company is subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of its solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. The Company has incurred significant losses and negative cash flows from operations and continues to devote the majority of its resources to the growth of the Company’s business. The Company had an accumulated deficit of $197,972 as of June 30, 2014.

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

In October 2012, the Company and Minter Ellison, a law firm in Australia, formed a joint venture, Textura Australasia, Pty. Ltd. (the “Joint Venture”), to offer the Company’s construction collaboration software solutions to the Australia and New Zealand markets. Both parties had contributed cash of $400, denominated in Australian dollars, for their respective 50% interests in the Joint Venture, and both parties had loaned the Joint Venture $100, denominated in Australian dollars, to fund its ongoing operations. The Company had consolidated the financial results of the Joint Venture because the Company had determined that the Joint Venture was a variable interest entity and that it was the primary beneficiary. The Company was the primary beneficiary of the Joint Venture due to its controlling financial interest through its authority with regard to hiring key employees and decision making of its central operations. Due to certain redemption provisions in the joint venture agreement, the Company had reflected Minter Ellison’s financial interest as redeemable non-controlling interest in the condensed consolidated balance sheet at its redemption value. On June 30, 2014, the Company purchased Minter Ellison’s interest in the Joint Venture for cash consideration of $1,743; including an equity buyout of $1,563, repayment of Minter Ellison's loan of $100 to the Joint Venture, denominated in Australian dollars, and the payment of all outstanding payables owed by the Joint Venture to Minter Ellison, resulting in Textura's 100% ownership of Textura Australasia, Pty. Ltd. The equity buyout and the payoff of the Minter Ellison loan were accounted for as financing activities in the cash flow statement and reflected within additional

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

paid-in capital on our balance sheet. The payment of outstanding payables owed to Minter Ellison was reflected within operating activities in the cash flow statement.

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

For its PlanSwift solution, the Company earns revenue from the sale of software licenses and related maintenance and training. License revenue is recognized upon delivery of the license, maintenance revenue is recognized ratably over the period of the maintenance contract, which is generally one year, and training revenue is recognized when the services are delivered to the client. For multiple-element arrangements that include a perpetual license for which the Company has not established vendor-specific objective evidence of fair value ("VSOE") and either maintenance or both maintenance and training, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon VSOE of those elements with the residual of the arrangement fee allocated to and recognized as license revenue. For multiple-element arrangements that include a perpetual license for which the Company has established VSOE and either maintenance or both maintenance and training, the Company allocates the revenue among the different elements of the arrangement based on each element's relative VSOE. For subscription-based licenses, which include maintenance, the Company recognizes the subscription fees ratably over the subscription periods, which typically range from 1 to 6 months.

The Company has established VSOE based on its historical pricing and discounting practices for maintenance, training and certain software licenses when sold separately. In establishing VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE of fair value for some or all elements.
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
The following outstanding securities were excluded from the computation of diluted net loss per share available to Textura Corporation common stockholders as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Outstanding restricted stock units	75	696
Outstanding stock options	3,469	3,429
Outstanding common and preferred warrants	1,273	1,333
Outstanding employee stock purchase plan units	4	—
Total excluded securities	4,821	5,458

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Preferred stock, Submittal Exchange Holdings Class A preferred units and restricted stock units were considered contingently issuable common shares prior to the IPO and, accordingly, were not included in diluted earnings per share because the contingency had not been met. The table also excludes conversion of 2011 Debentures (see note 10), because the number of shares upon conversion could not be calculated until an initial public offering.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Changes in Estimates

During the six months ended June 30, 2014, the Company recorded a change in estimate of $375 with respect to bonus expense that it recorded during the three months ended December 31, 2013, which decreased net loss and net loss per share by $375 and $0.02, respectively.

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

Other current assets (liabilities), net in the table above include Latista-related deferred tax liabilities of $1,083. As a result of the nature of the deferred tax liabilities, the Company reduced the valuation allowance on its deferred tax assets and recognized a tax benefit of $1,083 in its statement of operations during the three months ended December 31, 2013. The deferred tax assets and liabilities primarily relate to timing differences in the amortization of intangible assets and net operating losses. On the balance sheet as of December 31, 2013 and June 30, 2014, the Company had short-term deferred tax assets of $781 recorded in prepaid expenses and other current assets and long-term deferred tax assets of $946 recorded in other assets, and long-term deferred tax liabilities of $1,727 recorded in other long-term liabilities.

As the acquisition of Latista occurred in the quarter ended December 31, 2013, its results have been included in the condensed consolidated statement of operations for the six months ended June 30, 2014. The Latista acquisition, including Textura Vostok, contributed net revenue of $703 and $1,377, respectively, for the three and six months ended June 30, 2014. The impact of Latista, including Textura Vostok, included in the consolidated results was a net loss of $1,396 and $3,091 and net loss per share of $0.06 and $0.12, respectively, for the three and six months ended June 30, 2014.

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

	Three months ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Revenue	$10,065	$19,224
Loss from operations	$(19,393)	$(25,061)
Net loss available to Textura Corporation common stockholders	$(30,970)	$(38,209)
Net loss per share, basic and diluted	$(2.45)	$(3.41)

The Company believes the goodwill reflects its expectations related to economies of scale and leveraging of the LATISTA solution with existing and future solution offerings. Goodwill is not deductible for tax purposes. Identifiable intangible assets consist of trademarks, technology and customer relationships, which are being amortized over a period of three, three and ten years, respectively.

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Land	$4,276	$4,276
Computer equipment	4,079	3,980
Furniture and fixtures	2,741	2,649
Leasehold improvements	124	124
Building	16,203	15,748
Capitalized software	8,525	5,883
Property and equipment, gross	35,948	32,660
Less: Accumulated depreciation and amortization	(12,639)	(11,590)
Property and equipment, net	$23,309	$21,070
Depreciation expense related to property and equipment was $606 and $453, respectively, for the three months ended June 30, 2014 and June 30, 2013 and $1,143 and $827, respectively, for the six months ended June 30, 2014 and June 30, 2013. Amortization expense related to capitalized software was $73 and $0, respectively, for the three months ended June 30, 2014 and June 30, 2013, and $140 and $0, respectively, for the six months ended June 30, 2014 and June 30, 2013. We capitalized software development costs of $1,684 and $312, respectively, for the three months ended June 30, 2014 and June 30, 2013, and $2,632 and $312, respectively for the six months ended June 30, 2014 and June 30, 2013.

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

6. Share‑Based Compensation to Employees and Employee Stock Purchase Plan
During the six months ended June 30, 2014, the Company granted under the Textura Corporation Long-Term Incentive Plan (the "LTIP") stock options to purchase 79 shares of the Company's common stock with a weighted-average exercise price

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

and weighted-average fair value of $20.15 and $8.05, respectively. The fair value of the options was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

2014
Expected dividend yield	—
Expected volatility	40%
Risk-free interest rate	1.81%
Expected term (years)	5.55

Share-based compensation expense for employee equity awards was $1,830 and $3,766, respectively, for the three and six months ended June 30, 2014 and $10,089 and $10,567, respectively, for the three and six months ended June 30, 2013. Share-based compensation expense is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of services	$156	$1,900	$331	$1,943
General and administrative	1,049	3,650	2,217	3,921
Sales and marketing	324	2,164	636	2,246
Technology and development	301	2,375	582	2,457
Total	$1,830	$10,089	$3,766	$10,567

Under the Textura Corporation 2008 Stock Incentive Plan (the "2008 Plan"), the Company granted restricted stock units to eligible employees and directors. The stated vesting of these grants generally ranged from immediate to three years, but the restricted stock units only became payable to employees in cash or shares of the Company's common stock if there was a change in control of the Company or termination of the agreements in connection with an initial public offering. As the Company had determined that neither of these events was probable in any period prior to the IPO, the Company had not recognized any share-based compensation expense related to the restricted stock units prior to June 12, 2013. In connection with the IPO, all outstanding 623 restricted stock units were terminated in accordance with their terms and became payable one year following the IPO, and the Company recorded share-based compensation expense equal to the fair value of the 623 restricted stock units of $9,351 during the three months ended June 30, 2013. During June 2014, in connection with the payment of these restricted stock units, the Company issued 476 shares of common stock and withheld 147 shares of common stock to satisfy tax withholding obligations. Under the LTIP, the Company granted 73 restricted stock units during the three months ended June 30, 2013. During June 2014, in connection with the payment of these restricted stock units, 50 shares of common stock became payable and were withheld to satisfy tax withholding obligations. A total of 197 shares of common stock were withheld to satisfy tax withholding obligations in the three months ended June 30, 2014 and were valued at $4,096. They were recorded in stockholders' equity as treasury stock.

The Textura Corporation Employee Stock Purchase Plan (the ‘‘ESPP”), is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. Employees of the Company whose customary employment is more than 20 hours per week are eligible to contribute up to 10% percent of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under the ESPP is equal to 85% of the fair market value of a share of common stock at the beginning or end of the applicable six-month offering period, whichever is lower. On April 1, 2014, the Company commenced employee participation in the ESPP. The stock-based compensation expense recognized in connection with the ESPP for the three months ended June 30, 2014 was $10.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

7. Warrants
Warrants outstanding to purchase the Company's common stock as of June 30, 2014 were as follows:

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

9. Employee Benefit Plans

The Company sponsors a defined contribution savings plan for employees in the United States that provides certain of its eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, the Company matches the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. The Company recorded total expense related to these plans in the amount of $145 and $81, respectively, for the three months ended June 30, 2014 and June 30, 2013 and $271 and $105, respectively, for the six months ended June 30, 2014 and June 30, 2013. The plan was initiated in the fiscal year ended September 30, 2012.

10. Convertible instruments
Prior to the IPO, the Company had certain debt and equity securities outstanding that converted to common stock in connection with the completion of the IPO in June 2013.

Convertible debentures

In 2011, the Company issued convertible debentures with detachable warrants (see Note 7). The convertible debentures had a stated interest rate of 8.0% per annum on the outstanding principal balance. The interest on the convertible debentures was payable in kind (“PIK”) and added to the unpaid principal in order to determine the number of shares of common stock to be issued upon conversion.
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

On June 30, 2014, we purchased our former joint venture partner's interest in Textura Australasia, Pty. Ltd. for approximately $1.6 million, resulting in our 100% ownership of that entity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except where otherwise indicated)		(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$11,581	$7,015	$22,238	$13,787
Organization‑driven revenue	3,384	2,347	6,514	4,123
Total revenue	$14,965	$9,362	$28,752	$17,910
Activity‑driven revenue:
Number of projects added	1,729	1,467	3,441	2,712
Client‑reported construction value added (billions)	$17.7	$13.6	$37.2	$24.2
Active projects during period	7,578	5,701	8,625	6,663
Organization‑driven revenue:
Number of organizations	15,922	8,210	16,497	8,447
Adjusted EBITDA	$(2,188)	$(3,809)	$(5,527)	$(6,431)
Deferred revenue balance as of the end of period	$31,148	$18,765	$31,148	$18,765
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
Additional metrics
Adjusted EBITDA. Adjusted EBITDA represents loss before interest, taxes, depreciation and amortization, share-based compensation expense and acquisition-related expenses. In the three and six months ended June 30, 2013, Adjusted EBITDA also excluded certain IPO-related expenses. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), and is a performance measure used by management in conjunction with traditional GAAP operating performance measures as part of the overall assessment of our performance including:

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

Adjusted EBITDA is not a measurement under GAAP and should not be considered an alternative to net loss or as an alternative to cash flow from operating activities. The Adjusted EBITDA measurement has limitations as an analytical tool and the method of calculation may vary from company to company.

The following table presents a reconciliation from the most directly comparable GAAP measure, net loss, to
Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net loss	$(6,068)	$(20,363)	$(13,408)	$(25,258)
Net interest expense	8	2,018	33	2,393
Income tax provision	80	142	160	191
Depreciation and amortization	1,962	1,294	3,848	2,407
EBITDA	(4,018)	(16,909)	(9,367)	(20,267)
Share‑based compensation expense	1,830	10,089	3,766	10,567
Acquisition‑related expenses *	—	—	74	258
IPO-related expense **	—	3,011	—	3,011
Adjusted EBITDA	$(2,188)	$(3,809)	$(5,527)	$(6,431)

* Acquisition-related expenses are included within general and administrative expenses on the statement of operations.

** IPO-related expense for the three and six months ended June 30, 2013 represents one-time cash bonuses of $3.0 million paid to long-tenured employees in connection with the IPO.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues	$14,965	$9,362	$28,752	$17,910
Operating expenses:
Cost of services	3,028	4,754	5,910	6,534
General and administrative	6,473	8,808	12,528	13,369
Sales and marketing	4,663	5,433	9,506	7,717
Technology and development	4,819	7,358	10,175	10,708
Depreciation and amortization	1,962	1,294	3,848	2,407
Total operating expenses	20,945	27,647	41,967	40,735
Loss from operations	(5,980)	(18,285)	(13,215)	(22,825)
Other expense, net	(8)	(1,936)	(33)	(2,242)
Loss before income taxes	(5,988)	(20,221)	(13,248)	(25,067)
Income tax provision	80	142	160	191
Net loss	(6,068)	(20,363)	(13,408)	(25,258)
Less: Net loss attributable to non-controlling interests	(94)	(886)	(169)	(1,597)
Net loss attributable to Textura Corporation	(5,974)	(19,477)	(13,239)	(23,661)
Accretion of redeemable Series A-1 preferred stock	—	2,310	—	3,384
Accretion of redeemable non‑controlling interest	105	75	199	146
Dividends on Series A-2 preferred stock	—	95	0	215
Net loss available to Textura Corporation common stockholders	$(6,079)	$(29,118)	$(13,438)	$(34,567)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	20.2%	50.8%	20.6%	36.5%
General and administrative	43.3%	94.1%	43.6%	74.6%
Sales and marketing	31.2%	58.0%	33.1%	43.1%
Technology and development	32.2%	78.6%	35.4%	59.8%
Depreciation and amortization	13.1%	13.8%	13.4%	13.4%
Total operating expenses	140.0%	295.3%	146.0%	227.4%
Loss from operations	(40.0)%	(195.3)%	(46.0)%	(127.4)%
Other expense, net	—%	(20.7)%	—%	(12.5)%
Loss before taxes	(40.0)%	(216.0)%	(46.1)%	(140.0)%
Income tax provision	0.5%	1.5%	0.6%	1.1%
Net loss	(40.5)%	(217.5)%	(46.6)%	(141.0)%

Operating Metrics

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands, except where otherwise indicated)				(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$11,581	$7,015	$4,566	65.1%	$22,238	$13,787	$8,451	61.3%
Organization‑driven revenue	3,384	2,347	1,037	44.2%	6,514	4,123	2,391	58.0%
Total revenue	$14,965	$9,362	$5,603	59.8%	$28,752	$17,910	$10,842	60.5%
Activity‑driven revenue:
Number of projects added	1,729	1,467	262	17.9%	3,441	2,712	$729	26.9%
Client‑reported construction value added (billions)	$17.7	$13.6	$4.1	30.1%	$37.2	$24.2	$13.0	53.7%
Active projects during period	7,578	5,701	1,877	32.9%	8,625	6,663	1,962	29.4%
Organization‑driven revenue:
Number of organizations	15,922	8,210	7,712	93.9%	16,497	8,447	8,050	95.3%
Activity‑driven revenue: Activity‑driven revenue increased $4.6 million, or 65.1%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily due to a 17.9% increase in the number of projects added to our solutions, a 32.9% increase in the number of active projects during the period and a 30.1% increase in client‑reported construction value added. In the three months ended June 30, 2014, revenue for our LATISTA solution was $0.7 million. In addition, 29 projects representing $1.3 billion in construction value were added to our LATISTA solution, which had 285 active projects during the three months ended June 30, 2014.
Activity-driven revenue increased $8.5 million, or 61.3%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily due to a 26.9% increase in the number of projects added to our solutions, a 29.4% increase in the number of active projects during the period, and a 53.7% increase in client-reported construction value added. In the six months ended June 30, 2014, revenue for our LATISTA solution was $1.4 million. In addition, 123 projects representing $4.6 billion in construction value were added to our LATISTA solution, which had 325 active projects during the six months ended June 30, 2014.
For several of our existing CPM general contractor clients, we have established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number of projects added to our system. As a result of these subscription arrangements, nonrecurring revenue recognized during the three and six months ended June 30, 2014 was approximately $0.3 million and $0.4 million, respectively.
Organization‑driven revenue: Organization-driven revenue increased $1.0 million, or 44.2%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due primarily to Planswift growth. Organization-driven revenue increased $2.4 million, or 58.0%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was driven by Planswift growth as well as the Planswift acquisition in February 2013, resulting in six months of Planswift revenue in the current year period compared to five months of Planswift revenue in the prior-year period.

Cost of services

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of services	$3,028	$4,754	$(1,726)	(36.3)%	$5,910	$6,534	$(624)	(9.6)%
Percent of revenue	20.2%	50.8%			20.6%	36.5%
Cost of services decreased $1.7 million, or 36.3%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was driven primarily by a $2.7 million reduction in bonus and stock-based compensation expenses incurred during the prior-year period in connection with the IPO. This decrease was partially offset by increased salary expenses of $0.5 million, driven by the Latista acquisition in December 2013 and increased headcount to support growth of our business, as well as higher sales taxes of $0.2 million and increased travel expenses of $0.1 million.
Cost of services decreased $0.6 million, or 9.6%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was driven primarily by a $2.6 million reduction in bonus and stock-based compensation expenses incurred during the prior-year period in connection with the IPO. This decrease was partially offset by a $1.1 million increase in salary expenses due to increased headcount to support growth of our business.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,473	$8,808	$(2,335)	(26.5)%	$12,528	$13,369	$(841)	(6.3)%
Percent of revenue	43.3%	94.1%			43.6%	74.6%
General and administrative expenses decreased $2.3 million, or 26.5%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was driven primarily by a $3.2 million reduction in bonus and stock-based compensation expenses incurred during the prior-year period in connection with the IPO, and a $0.2 million decrease in franchise taxes. These decreases were partially offset by a $0.5 million increase in salary expense due to increased headcount to support growth of our business, a $0.3 million increase in legal costs, a $0.1 million increase in insurance costs and a $0.1 million increase in hardware and software purchases.
General and administrative expenses decreased $0.8 million, or 6.3%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was driven primarily by a $2.4 million reduction in bonus and stock-based compensation expenses incurred during the prior-year period in connection with the IPO. Additionally, franchise and real estate tax expense decreased by $0.4 million and professional services fees decreased by $0.3 million. These decreases were partially offset by higher salary expenses of $1.5 million driven primarily by increased headcount to support growth of our business, a $0.3 million increase in travel expenses, a $0.2 million increase in insurance costs and a $0.2 million increase in hardware and software purchases.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$4,663	$5,433	$(770)	(14.2)%	$9,506	$7,717	$1,789	23.2%
Percent of revenue	31.2%	58.0%			33.1%	43.1%
Sales and marketing expenses decreased $0.8 million, or 14.2%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was driven primarily by a $2.0 million reduction in bonus and stock-

based compensation expenses incurred during the prior-year period in connection with the IPO. This decrease was partially offset by a $0.9 million increase in salary expenses driven by increased headcount to support growth of our business and increased selling activities by our client services team, a $0.2 million increase in commissions expense and a $0.1 million increase in marketing expenses.
Sales and marketing expenses increased $1.8 million, or 23.2%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily due to a $2.1 million increase in salary expense driven by increased headcount to support growth of our business, as well as increased selling activities by our client services team. Additionally, commissions expenses increased $0.6 million, marketing expenses increased $0.6 million and software and hardware purchases increased $0.1 million to support growth of our business. These increases were partially offset by a $1.9 million decrease in bonus and stock-based compensation expenses incurred during the prior-year period in connection with the IPO.
Technology and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Technology and development	$4,819	$7,358	$(2,539)	(34.5)%	$10,175	$10,708	$(533)	(5.0)%
Percent of revenue	32.2%	78.6%			35.4%	59.8%
Technology and development expenses decreased $2.5 million, or 34.5%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was primarily driven by a $3.3 million reduction in bonus and stock-based compensation expenses incurred during the prior-year period in connection with the IPO. This decrease was partially offset by a $0.4 million increase in salary expense due to increased headcount to support growth of our business and the Latista acquisition, as well as a $0.3 million increase in professional services fees. The Company capitalized an additional $1.6 million of software development costs compared to the prior-year period, which reduced total personnel and professional service expenses year over year.
Technology and development expenses decreased $0.5 million, or 5.0%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was driven primarily by a $3.3 million reduction in bonus and stock-based compensation expenses incurred during the prior-year period in connection with the IPO, partially offset by a $1.7 million increase in salary expenses driven by increased headcount to support growth of our business, a $0.6 million increase in professional services fees, a $0.2 million increase in recruiting expenses and a $0.1 million increase in travel expenses. The Company capitalized an additional $2.5 million of software development costs compared to the prior-year period, which reduced total personnel and professional service expenses compared to the prior-year period.
Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Depreciation and amortization	$1,962	$1,294	$668	51.6%	$3,848	$2,407	$1,441	59.9%
Percent of revenue	13.1%	13.8%			13.4%	13.4%
Depreciation and amortization expenses increased by $0.7 million, or 51.6%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily due to a $0.4 million increase in amortization expenses related to the intangible assets acquired in the Latista acquisition in December 2013. In addition, depreciation expense increased $0.2 million driven by the increase in capital expenditures to support the growth of the Company and amortization expense related to capitalized software was $0.1 million compared to $0 in the prior year.

Depreciation and amortization expenses increased by $1.4 million, or 59.9%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily due to a $1.0 million increase in amortization expenses related to a six months of amortization expense for the intangible assets acquired in the acquisitions of PlanSwift in February 2013 and Latista in December 2013. In addition, depreciation expense increased $0.4 million driven by the increase in capital expenditures to support the growth of our business, and amortization expense related to capitalized software was $0.1 million compared to $0 in the prior year.
Other expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(8)	$(1,936)	$1,928	(99.6)%	$(33)	$(2,242)	$2,209	(98.5)%
Other expense, net, decreased by $1.9 million, or 99.6%, and $2.2 million, or 98.5%, respectively, in the three and six months ended June 30, 2014 as compared to the prior-year periods. The decreases were primarily due to the absence of interest expense related to convertible debentures and notes payable that were outstanding during the three and six months ended June 30, 2013.
Additional metrics

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Adjusted EBITDA	$(2,188)	$(3,809)	$1,621	(42.6)%	$(5,527)	$(6,431)	$904	(14.1)%
Adjusted EBITDA loss decreased by $1.6 million, or 42.6%, and by $0.9 million, or 14.1%, respectively, in the three and six months ended June 30, 2014 as compared to the prior-year periods. The decreases in the Adjusted EBITDA losses were driven by revenue growth, partially offset by higher personnel-related costs driven by increased headcount to support growth of our business and a general increase in expenses to support growth of our business.

	June 30, 2014	December 31, 2013	$ Change	% Change
	(dollars in thousands)
Deferred revenue	$31,148	$25,831	$5,317	20.6%
Deferred revenue increased $5.3 million, or 20.6%, from December 31, 2013 to June 30, 2014, primarily due to an increase in sales for our CPM and Submittal Exchange solutions.

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
Organization-driven revenue also includes revenue from the sale of software licenses and related maintenance and training for our PlanSwift solution. We recognize license revenue upon delivery of the license, we recognize maintenance revenue ratably over the period of the maintenance contract, which is generally one year, and we recognize training revenue when the services are delivered to the client. For multiple-element arrangements that include a perpetual license for which we have not established vendor specific objective evidence (‘‘VSOE’’) and either maintenance or both maintenance and training, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon VSOE of those elements with the residual of the arrangement fee allocated to and recognized as license revenue. For multiple-element arrangements that include a perpetual license for which we have established VSOE and either maintenance or both maintenance and training, we allocate the revenue among the different elements of the arrangement based on each element's relative VSOE. For subscription-based licenses, which include maintenance, we recognize the subscription fees ratably over the subscription periods, which typically range from 1 to 6 months.

We have established VSOE based on our historical pricing and discounting practices for maintenance, training, and certain software licenses when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE for some or all elements. Changes to the elements in our sales arrangements, or our ability to establish VSOE for those elements, may impact the timing of revenue recognition, which may result in a material change to the amount of revenue recorded in a given period.

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

•
Expected term. The expected term is estimated to be the mid-point between the vesting date and the expiration date of the award. We believe use of this approach is appropriate as we have limited prior history of option exercises upon which to base an expected term.

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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired and is not amortized. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Goodwill is measured for impairment on an annual basis, or in interim periods, if indicators of potential impairment exist. We test goodwill for impairment at a single reporting unit level and we have not reported any goodwill impairments to date. We perform our annual test for goodwill impairment during the third quarter of the calendar year.

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

Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our IPO in June 2013 and follow-on offering in September 2013, private placements of convertible debentures, notes payable and leases payable. Our primary source of liquidity as of June 30, 2014 consisted of $67.9 million of cash and cash equivalents.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions and to service our loan payable, which was repaid in full in October 2013. In addition, we acquired Latista in December 2013 for cash consideration of $34.9 million and purchased Minter Ellison’s interest in Textura Australasia, Pty. Ltd. on June 30, 2014 for cash consideration of $1.6 million, resulting in Textura's 100% ownership of that entity.
We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.
We have no expected debt service obligations over the next 12 months. We believe that our existing cash and cash equivalents will be sufficient to fund our operations, including capital expenditures.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(1,029)	$(9,177)
Net cash used in investing activities	$(3,625)	$(1,957)
Net cash used in (provided by) financing activities	$(4,603)	$77,910
Net Cash Used in Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to drive future revenue growth and support that anticipated growth. Our cash flows from operating activities are affected within the fiscal year by the timing of our invoicing of, and our receipt of payments from, our clients.
In the six months ended June 30, 2014, $7.8 million, or 58.0%, of our net loss of $13.4 million consisted of non-cash items, including $3.8 million of depreciation and amortization expense, $3.8 million of share-based compensation expense, and $0.2 million income tax expense. Working capital changes included a $5.3 million increase in deferred revenue, partially offset by a $0.8 million decrease in accounts payable and accrued expenses and a $1.6 million decrease in accounts receivable. The decrease of $8.1 million in cash used in operating activities from the six months ended June 30, 2013 to the six months ended June 30, 2014 was primarily driven by higher revenue, deferred revenue and other working capital balances, partially offset by higher personnel-related costs and other costs to support the growth of our business.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In the six months ended June 30, 2014, cash used in investing activities was $3.6 million, which consisted entirely of the capitalization of software development costs and other capital expenditures to support our expanding infrastructure and growth.

Net Cash Used in (Provided by) Financing Activities
In the six months ended June 30, 2014, cash used in financing activities was $4.6 million, driven by the withholding of shares of common stock with an aggregate value of $4.1 million to satisfy tax obligations related to the payment of restricted stock units (see Note 6 to the condensed consolidated financial statements) and the purchase of Minter Ellison's interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.6 million. These cash outflows were partially offset by $1.6 million of proceeds from the exercise of stock options and warrants.

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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
None.
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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. On June 30, 2014, we used net proceeds of the IPO to purchase Minter Ellison’s interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.7 million, resulting in Textura's 100% ownership of that entity. In addition, since our IPO we have used proceeds totaling $6.0 million on capital expenditures. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.
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
Date:    August 8, 2014

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