Form 10-Q
period 2014-09-30
Textura Corp
filed 2014-11-10
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

As of October 31, 2014, 25,468,275 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.

PART I

ITEM 1. Financial Statements

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$66,035	$77,130
Accounts receivable, net of allowance for doubtful accounts of $148	7,114	5,516
Prepaid expenses and other current assets	1,683	2,631
Total current assets	74,832	85,277
Property and equipment, net	24,532	21,070
Restricted cash	1,780	530
Goodwill	52,848	52,848
Intangible assets, net	13,262	17,108
Other assets	231	1,217
Total assets	$167,485	$178,050

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,626	$1,522
Accrued expenses	9,771	8,053
Deferred revenue, short-term	30,219	22,482
Notes and leases payable, short-term	645	842
Total current liabilities	42,261	32,899
Deferred revenue, long-term	3,428	3,349
Notes and leases payable, long-term	125	638
Other long-term liabilities	849	2,324
Total liabilities	46,663	39,210
Contingencies (Note 5)
Redeemable non‑controlling interest	—	355
Stockholders’ equity
Common stock, $.001 par value; 90,000 shares authorized; 26,105 and 25,247 shares issued and 25,447 and 24,785 shares outstanding at September 30, 2014 and December 31, 2013, respectively	25	25
Additional paid in capital	336,306	329,073
Treasury stock, at cost; 658 and 462 shares at September 30, 2014 and December 31, 2013, respectively	(9,899)	(5,831)
Accumulated other comprehensive loss	(98)	(49)
Accumulated deficit	(205,512)	(184,733)
Total stockholders’ equity	120,822	138,485
Total liabilities, redeemable securities and stockholders’ equity	$167,485	$178,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$16,354	$10,853	$45,106	$28,763
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	3,335	3,532	9,245	10,066
General and administrative	6,232	6,405	18,760	19,774
Sales and marketing	5,869	3,172	15,375	10,889
Technology and development	6,366	4,445	16,541	15,153
Depreciation and amortization	1,990	1,358	5,838	3,765
Total operating expenses	23,792	18,912	65,759	59,647
Loss from operations	(7,438)	(8,059)	(20,653)	(30,884)
Other expense, net
Interest income and other expense, net	6	18	51	27
Interest expense	(28)	(212)	(106)	(2,614)
Change in fair value of conversion option liability	—	—	—	151
Total other expense, net	(22)	(194)	(55)	(2,436)
Loss before income taxes	(7,460)	(8,253)	(20,708)	(33,320)
Income tax provision	80	68	240	259
Net loss	(7,540)	(8,321)	(20,948)	(33,579)
Less: Net loss attributable to non-controlling interest	—	(95)	(169)	(1,692)
Net loss attributable to Textura Corporation	(7,540)	(8,226)	(20,779)	(31,887)
Accretion of redeemable Series A-1 preferred stock	—	—	—	3,384
Accretion of redeemable non‑controlling interest	—	103	199	249
Dividends on Series A-2 preferred stock	—	—	—	215
Beneficial conversion of Series A-2 preferred stock	—	—	—	7,161
Net loss available to Textura Corporation common stockholders	$(7,540)	$(8,329)	$(20,978)	$(42,896)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(0.30)	$(0.36)	$(0.84)	$(2.83)
Weighted average number of common shares outstanding, basic and diluted	25,426	22,918	25,083	15,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,540)	$(8,321)	$(20,948)	$(33,579)
Other comprehensive income (loss):
Foreign currency translation adjustment	(55)	4	(56)	(41)
Comprehensive loss	(7,595)	(8,317)	(21,004)	(33,620)
Less: Comprehensive loss attributable to non-controlling interests	—	(94)	(176)	(1,710)
Comprehensive loss attributable to Textura Corporation	$(7,595)	$(8,223)	$(20,828)	$(31,910)
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders' Equity
(unaudited)
(in thousands)

	Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
		Shares	Amount
Balances at January 1, 2014	$355	24,785	$25	$329,073	$(5,831)	$(49)	$(184,733)	$138,485
Share‑based compensation	—	—	—	6,396	—	—	—	6,396
Exercise of options	—	167	—	1,990	—	—	—	1,990
Exercise of warrants	—	14	—	223	—	—	—	223
Issuance of common shares in connection with vesting of RSUs	—	478	—	—	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan	—	3	—	8	67	—	—	75
Net loss	(169)	—	—	—	—	—	(20,779)	(20,779)
Foreign currency translation	(7)	—	—	—	—	(49)	—	(49)
Redeemable non‑controlling interest accretion	199	—	—	(199)	—	—	—	(199)
Redemption of non-controlling interest	(378)	—	—	(1,185)	—	—	—	(1,185)
Repurchase of common shares at cost	—	—	—	—	(4,135)	—	—	(4,135)
Balances at September 30, 2014	$—	25,447	$25	$336,306	$(9,899)	$(98)	$(205,512)	$120,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(20,948)	$(33,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,838	3,765
Deferred income taxes	240	259
Non-cash interest expense (income)	(1)	1,708
Change in fair value of conversion option liability	—	(152)
Share‑based compensation	6,404	11,967
Issuance of warrants for referral fees	—	202
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,598)	(1,979)
Prepaid expenses and other assets	245	(607)
Deferred revenue, including long-term portion	7,816	7,260
Accounts payable	360	(1,759)
Accrued expenses and other	1,774	3,177
Net cash provided by (used in) operating activities	130	(9,738)
Cash flows from investing activities
Increase in restricted cash	(1,250)	(530)
Purchases of property and equipment, including software development costs	(5,794)	(1,767)
Acquisitions of businesses, net of cash acquired	—	(989)
Net cash used in investing activities	(7,044)	(3,286)
Cash flows from financing activities
Partner’s investment in joint venture	—	199
Principal payments on loan payable	(105)	(502)
Payments on capital leases	(608)	(238)
Proceeds from debt issuances	—	6,930
Repayment of debt	—	(7,964)
Proceeds from exercise of options and warrants	2,213	2,226
Buyout of non-controlling interest	(1,563)	—
Deferred finance and offering costs	—	(404)
Proceeds from issuance of common stock in public offerings, net of underwriting discounts and commissions	—	139,252
Repurchase of common shares (treasury)	(4,068)	(600)
Net cash provided by financing activities	(4,131)	138,899
Effect of changes in foreign exchange rates on cash and cash equivalents	(50)	(37)
Net increase (decrease) in cash and cash equivalents	$(11,095)	$125,838
Cash and cash equivalents
Beginning of period	$77,130	$1,890
End of period	$66,035	$127,728
Supplemental cash flow data:
Cash paid for interest	$106	$798
Non-cash investing and financing activities:
Accretion of redeemable Series A-1 preferred stock	$—	$3,384
Accretion of redeemable non‑controlling interest	$199	$249
Assets acquired under capital lease	$—	$1,326
Deferred offering and financing costs	$—	$1,378
Issuance of common stock upon conversion of debentures	$—	$16,784
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$—	$46,684
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	$—	$7,282
Reclassification of redeemable common stock upon IPO	$—	$7,898
Fair value of warrants reclassified to equity upon IPO	$—	$435

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
The Company is subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of its solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. The Company has incurred significant losses and, until recently, negative cash flows from operations and continues to devote the majority of its resources to the growth of the Company’s business. The Company had an accumulated deficit of $205,512 as of September 30, 2014.

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

In October 2012, the Company and Minter Ellison, a law firm in Australia, formed a joint venture, Textura Australasia, Pty. Ltd. (the “Joint Venture”), to offer the Company’s construction collaboration software solutions to the Australia and New Zealand markets. Both parties had contributed cash of $400, denominated in Australian dollars, for their respective 50% interests in the Joint Venture, and both parties had loaned the Joint Venture $100, denominated in Australian dollars, to fund its ongoing operations. The Company had consolidated the financial results of the Joint Venture because the Company had determined that the Joint Venture was a variable interest entity and that it was the primary beneficiary. The Company was the primary beneficiary of the Joint Venture due to its controlling financial interest through its authority with regard to hiring key employees and decision making of its central operations. Due to certain redemption provisions in the joint venture agreement, the Company had reflected Minter Ellison’s financial interest as redeemable non-controlling interest in the condensed consolidated balance sheet at its redemption value. On June 30, 2014, the Company purchased Minter Ellison’s interest in the Joint Venture for cash consideration of $1,743; including an equity buyout of $1,563, repayment of Minter Ellison's loan of $100 to the Joint Venture, denominated in Australian dollars, and the payment of all outstanding payables owed by the Joint Venture to Minter Ellison, resulting in Textura's 100% ownership of Textura Australasia, Pty. Ltd. The equity buyout and the payoff of

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

the Minter Ellison loan were accounted for as financing activities in the cash flow statement and reflected within additional paid-in capital on our balance sheet. The payment of outstanding payables owed to Minter Ellison was reflected within operating activities in the cash flow statement.

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

The Company recognizes this revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred, and collection of payment from the project participant is reasonably assured. The Company recognizes project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognizes subscription fees over the subscription period. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. The Company performs periodic reviews of actual project and contract data and revises estimates as necessary. Estimated project life durations range from 6 to 29 months, and estimated contract life durations range from 4 to 18 months. Subscription periods typically range from 6 to 36 months.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired and is not amortized. Goodwill is subject to impairment testing at least annually, unless it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. On an annual basis, or in interim periods if indicators of potential impairment exist, goodwill is measured for impairment. The Company tests goodwill for impairment at a single reporting unit level and it has not reported any goodwill impairments to date.

The Company evaluated both qualitative and quantitative characteristics in determining its reporting units. Based on this evaluation, it determined that it has one reporting unit. The Company's management team reviews historical profit and loss information and metrics on a consolidated basis. The Company believes that goodwill is recoverable from the overall operations given the economies of scale and leveraging capabilities of the various components.

The Company conducts its annual test for goodwill impairment in the third calendar quarter. In the quarter ended September 30, 2014, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. After consideration of market capitalization, the health and growth of our business and overall macroeconomic factors, the Company determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.
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
Prior to the completion of the Company's initial public offering in June 2013 (the ‘‘IPO’’), in calculating net loss available to common stockholders, cumulative undeclared preferred stock dividends on the Series A-2 preferred stock and accretion in the redemption value of the redeemable Series A-1 preferred stock and redeemable non-controlling interest were deducted from net loss attributable to Textura Corporation stockholders. Although the redeemable Series A-1 preferred stock,

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Series A-2 preferred stock, and non-controlling interest were participating securities, there was no allocation of the Company’s net losses to these participating securities under the two-class method because they were not contractually required to share in the Company’s losses. Subsequent to the IPO, which resulted in the automatic conversion of the outstanding preferred stock into common stock, the Company only deducts the redeemable non-controlling interest accretion from net loss attributable to Textura Corporation stockholders.
The following outstanding securities were excluded from the computation of diluted net loss per share available to Textura Corporation common stockholders as their inclusion would have been anti-dilutive:

	As of September 30,
	2014	2013
	(in thousands)
Outstanding restricted stock units	70	709
Outstanding stock options	3,391	3,302
Outstanding common and preferred warrants	1,273	1,321
Outstanding employee stock purchase plan units	3	—
Total excluded securities	4,737	5,332

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

Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15 (‘‘ASU 2014-15’’), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.’’ Under the new guidance, management will be required to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of ASU 2014-15 are effective for annual reporting periods beginning after December 15, 2016, and for annual and interim periods thereafter.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (‘‘ASU 2014-09’’), “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Changes in Estimates

During the nine months ended September 30, 2014, the Company recorded a change in estimate of $375 to bonus expense that it recorded during the three months ended December 31, 2013. As a result, during the nine months ended September 30, 2014, net loss decreased by $375, and net loss per share decreased by $0.01.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

3. Acquisitions
In December 2013, the Company acquired all of the issued and outstanding shares of Latista Technologies, Inc. ("Latista"). Latista is a leading provider of mobile-enabled, cloud-based field management solutions in the industry. The LATISTA solution expanded the Company’s suite of solutions, especially in the field management process. In addition, the Company formed Textura Vostok, a Russian entity, and hired personnel previously employed by a Russian affiliate of Latista. The aggregate purchase price of $34,875 was paid in cash.
The total purchase price has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$8,700
Goodwill	28,911
Deferred revenue	(2,151)
Other current assets (liabilities), net	(585)
Net assets acquired	$34,875

Other current assets (liabilities), net in the table above include Latista-related net deferred tax liabilities of $1,083. The deferred tax assets and liabilities primarily relate to timing differences in the amortization of intangible assets and net operating losses. As a result of the nature of the net deferred tax liabilities, the Company reduced the valuation allowance on its deferred tax assets and recognized a tax benefit of $1,083 in its statement of operations during the three months ended December 31, 2013. Due to the Company’s full valuation position, deferred tax assets and liabilities are not recorded.

As the acquisition of Latista occurred in the quarter ended December 31, 2013, its results have been included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014. The Latista acquisition, including Textura Vostok, contributed net revenue of $795 and $2,172, respectively, for the three and nine months ended September 30, 2014. The impact of Latista, including Textura Vostok, included in the consolidated results was a net loss of $1,480 and $4,571 and net loss per share of $0.06 and $0.18, respectively, for the three and nine months ended September 30, 2014.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Revenue	$11,688	$30,911
Loss from operations	$(8,954)	$(34,016)
Net loss available to Textura Corporation common stockholders	$(9,251)	$(47,461)
Net loss per share, basic and diluted	$(0.40)	$(3.13)

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Land	$4,276	$4,276
Computer equipment	4,429	3,980
Furniture and fixtures	2,748	2,649
Leasehold improvements	124	124
Building	16,199	15,748
Capitalized software	10,096	5,883
Property and equipment, gross	37,872	32,660
Less: Accumulated depreciation and amortization	(13,340)	(11,590)
Property and equipment, net	$24,532	$21,070
Depreciation expense related to property and equipment was $615 and $533, respectively, for the three months ended September 30, 2014 and September 30, 2013 and $1,758 and $1,361, respectively, for the nine months ended September 30, 2014 and September 30, 2013. Amortization expense related to capitalized software was $93 and $0, respectively, for the three months ended September 30, 2014 and September 30, 2013, and $233 and $0, respectively, for the nine months ended September 30, 2014 and September 30, 2013. We capitalized software development costs of $1,483 and $360, respectively, for the three months ended September 30, 2014 and September 30, 2013, and $4,114 and $671, respectively for the nine months ended September 30, 2014 and September 30, 2013.

5. Contingencies
The Company is involved from time to time in legal claims and proceedings that arise in the normal course of its business. Although the results of these legal  claims and proceedings cannot be predicted with certainty, the Company does not expect that any such legal  claims and proceedings will  have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming as defendants the Company and certain of its executive officers. The lawsuit alleges violations of the Securities Exchange Act  of 1934 by the Company and its executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding its business and operations between August 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. The Company believes the lawsuit is without merit and intends to defend the case vigorously.

6. Share‑Based Compensation
During the nine months ended September 30, 2014, the Company granted under the Textura Corporation Long-Term Incentive Plan (the "LTIP") stock options to purchase 88 shares of the Company's common stock with a weighted-average exercise price and weighted-average fair value of $20.60 and $8.35, respectively. The fair value of the options was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

2014
Expected dividend yield	—
Expected volatility	41%
Risk-free interest rate	1.82%
Expected term (years)	5.61

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Under the Textura Corporation 2008 Stock Incentive Plan (the "2008 Plan"), the Company granted restricted stock units to eligible employees and directors. The stated vesting of these grants generally ranged from immediate to three years, but the restricted stock units only became payable to employees in cash or shares of the Company's common stock if there was a change in control of the Company or termination of the agreements in connection with an initial public offering. As the Company had determined that neither of these events was probable in any period prior to the IPO, the Company had not recognized any share-based compensation expense related to the restricted stock units prior to June 12, 2013. In connection with the IPO, all outstanding 623 restricted stock units were terminated in accordance with their terms and became payable one year following the IPO, and the Company recorded share-based compensation expense equal to the fair value of the 623 restricted stock units of $9,351 during the three months ended June 30, 2013. During June 2014, in connection with the payment of these restricted stock units, the Company delivered 476 shares of common stock and withheld 147 shares of common stock to satisfy tax withholding obligations. Under the LTIP, the Company granted 73 restricted stock units during the three months ended June 30, 2013. During June 2014, in connection with the payment of these restricted stock units, 50 shares of common stock became payable and were withheld to satisfy tax withholding obligations. A total of 197 shares of common stock were withheld to satisfy tax withholding obligations in the three months ended June 30, 2014 and were valued at $4,096. They were recorded in stockholders' equity as treasury stock.

The Textura Corporation Employee Stock Purchase Plan (the ‘‘ESPP”), is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. Employees of the Company whose customary employment is more than 20 hours per week are eligible to contribute up to 10% percent of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under the ESPP is equal to 85% of the fair market value of a share of common stock at the beginning or end of the applicable six-month offering period, whichever is lower. On April 1, 2014, the Company commenced employee participation in the ESPP. The stock-based compensation expense recognized in connection with the ESPP for the three and nine months ended September 30, 2014 was $8 and $18, respectively. In connection with the six-month offering period ended September 30, 2014, the Company issued 3 shares for total proceeds of $67.

In September 2014, two co-founders of the Company retired from full-time employment with the Company and entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014. Pursuant to the severance arrangements provided in their respective employment agreements, all unvested stock options held by such former employees became exercisable upon the termination of their respective employment with the Company and the exercise period for outstanding stock options was one to four years. Because the respective employment agreements provided for the accelerated vesting of such options, there was no additional expense recorded other than the acceleration of the share-based compensation for the awards that vested upon their terminations. Accordingly, the Company recognized $865 in share-based compensation expense in the three and nine months ended September 30, 2014 related to the acceleration of vesting of these stock options. (See Note 11 for further details on the related severance arrangements.)
Pursuant to the consulting arrangements with the Company referenced above, in October 2014, the former employees were collectively granted stock options to purchase 33 shares of the Company's common stock. Such stock options vest over a period between six and twelve months, and the Company will recognize the expense for these non-employee options as they vest. Since they are non-employee stock awards, the Company will recognize the expense based on the fair value of the awards at the end of each reporting period beginning in the quarter ending on December 31, 2014.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

Share-based compensation expense for employee equity awards was $2,638 and $6,405, respectively, for the three and nine months ended September 30, 2014 and $1,401 and $11,968, respectively, for the three and nine months ended September 30, 2013. Share-based compensation expense is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of services	$90	$160	$399	$2,103
General and administrative	1,049	923	3,289	4,844
Sales and marketing	586	142	1,222	2,388
Technology and development	913	176	1,495	2,633
Total	$2,638	$1,401	$6,405	$11,968

7. Warrants
Warrants outstanding to purchase the Company's common stock as of September 30, 2014 were as follows:

	Vesting Date	Warrants Outstanding	Weighted Average Exercise Price
Fundraising	November 2007	24	$12.38
Convertible debenture	Various 2009	287	$16.26
Convertible debenture	Various 2010	394	$13.25
Convertible debenture	May 2011	48	$16.26
Mortgage renewal	August 2011	20	$15.00
Convertible debenture	August 2011	32	$13.25
Convertible debenture	September 2011	56	$15.00
Convertible debenture	Various 2012	319	$15.00
Notes payable	Various 2013	86	$13.92
Referral Fees	September 2013	7	$13.25
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

9. Employee Benefit Plans

The Company sponsors a defined contribution savings plan for employees in the United States that provides certain of its eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, the Company matches the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. The Company recorded total expense related to these plans in the amount of $149 and $105, respectively, for the three months ended September 30, 2014 and September 30, 2013 and $420 and $210, respectively, for the

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)

nine months ended September 30, 2014 and September 30, 2013. The plan was initiated in the fiscal year ended September 30, 2012.

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

11. Severance Arrangements
In September 2014, two co-founders retired from full-time employment with the Company, and two other non-executive members of management were terminated from the Company. Pursuant to the severance arrangements provided in their respective employment and separation agreements, we recognized severance-related expenses of approximately $1,488 during the three months ended September 30, 2014. This severance expense includes salary, payroll taxes and bonus payments to which the former employees were entitled under their respective arrangements. We expect to pay the severance expense, of which $1,460 was accrued as of September 30, 2014, over the next twelve months.
In connection with the retirement of the two co-founders, and under the terms of their employment agreements, all unvested stock options became exercisable. As such, we recognized share-based compensation expense of $865 in the three and nine months ended September 30, 2014 related to the acceleration of vesting of these stock options. In addition, these former employees entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014 and were granted stock options to purchase 33 shares of the Company’s common stock in connection with such arrangements. (See Note 6 for further details of these share-based compensation arrangements.)

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

We derive substantially all of our revenue from fees related to the use by our clients of our software solutions. We classify our revenue into activity‑driven revenue and organization‑driven revenue:

•
Owners/developers, general contractors and subcontractors using our CPM, Submittal Exchange, Greengrade and LATISTA solutions pay us fees that are dependent on the value of the construction project or contract. In addition, owners/developers and general contractors either pay us monthly fees that are dependent on the value and total number of projects managed using our system or subscription fees that are dependent on the number of projects added to our system. We typically invoice and collect these monthly and subscription fees in advance on a six-month basis. We refer to these fees collectively as activity‑driven revenue as they depend on the construction activity of our clients.

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

Recent Developments
On December 2, 2013, we acquired Latista, a leading provider of mobile-enabled, cloud-based field management solutions in the construction industry, for a total cash purchase price of $34.9 million. (See Note 3 to the condensed consolidated financial statements for further details of the acquisition.)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except where otherwise indicated)		(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$12,922	$8,361	$35,160	$22,148
Organization‑driven revenue	3,432	2,492	9,946	6,615
Total revenue	$16,354	$10,853	$45,106	$28,763
Activity‑driven revenue:
Number of projects added	1,792	1,511	5,233	4,223
Client‑reported construction value added (billions)	$18.2	$23.7	$55.4	$47.9
Active projects during period	8,030	6,225	11,874	9,418
Organization‑driven revenue:
Number of organizations	16,694	10,114	17,819	10,616
Adjusted EBITDA	$(952)	$(4,450)	$(6,479)	$(10,881)
Deferred revenue balance as of the end of period	$33,647	$21,891	$33,647	$21,891

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
Additional metrics
Adjusted EBITDA. Adjusted EBITDA represents loss before interest, taxes, depreciation and amortization, share-based compensation expense, severance expense, and acquisition-related and other expenses. In the three and nine months ended September 30, 2013, Adjusted EBITDA also excluded certain offering-related expenses. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), and is a performance measure used by management in conjunction with traditional GAAP operating performance measures as part of the overall assessment of our performance including:

•	for planning purposes, including the preparation of the annual budget; and

•	to evaluate the effectiveness of business strategies.

We believe the use of Adjusted EBITDA as an additional operating performance metric provides greater consistency for period-to-period comparisons of our operations. For our internal analysis, Adjusted EBITDA removes fluctuations caused by changes in our capital structure (interest expense) and non-cash items such as depreciation, amortization, share-based compensation and infrequent charges. These excluded amounts in any given period may not directly correlate to the underlying performance of the business or may fluctuate significantly from period to period due to acquisitions, fully amortized tangible or intangible assets, or the timing and pricing of new share-based awards. We also believe Adjusted EBITDA is useful to investors and securities analysts in evaluating our operating performance as it provides them an additional tool to compare business performance across companies and periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net loss	$(7,540)	$(8,321)	$(20,948)	$(33,579)
Net interest expense	22	194	55	2,587
Income tax provision	80	68	240	259
Depreciation and amortization	1,990	1,358	5,838	3,765
EBITDA	(5,448)	(6,701)	(14,815)	(26,968)
Share‑based compensation expense	2,638	1,400	6,404	11,967
Acquisition‑related and other expenses *	370	758	444	1,016
Severance-related expenses	1,488	—	1,488	—
Offering-related expenses **	—	93	—	3,104
Adjusted EBITDA	$(952)	$(4,450)	$(6,479)	$(10,881)

* Acquisition-related and other expenses represent acquisition, strategic transaction and certain tax-related costs.
** Offering-related expense for the nine months ended September 30, 2013 represents one-time cash bonuses of $3.0 million paid to long-tenured employees in connection with the IPO and expenses related to our follow-on offering in September 2013 that were not capitalized. Offering-related expenses for the three months ended September 30, 2013 represent expenses related to our follow-on offering in September 2013 that were not capitalized.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues	$16,354	$10,853	$45,106	$28,763
Operating expenses:
Cost of services	3,335	3,532	9,245	10,066
General and administrative	6,232	6,405	18,760	19,774
Sales and marketing	5,869	3,172	15,375	10,889
Technology and development	6,366	4,445	16,541	15,153
Depreciation and amortization	1,990	1,358	5,838	3,765
Total operating expenses	23,792	18,912	65,759	59,647
Loss from operations	(7,438)	(8,059)	(20,653)	(30,884)
Other expense, net	(22)	(194)	(55)	(2,436)
Loss before income taxes	(7,460)	(8,253)	(20,708)	(33,320)
Income tax provision	80	68	240	259
Net loss	(7,540)	(8,321)	(20,948)	(33,579)
Less: Net loss attributable to non-controlling interests	—	(95)	(169)	(1,692)
Net loss attributable to Textura Corporation	(7,540)	(8,226)	(20,779)	(31,887)
Accretion of redeemable Series A-1 preferred stock	—	—	—	3,384
Accretion of redeemable non‑controlling interest	—	103	199	249
Dividends on Series A-2 preferred stock	—	—	—	215
Beneficial conversion of Series A-2 preferred stock	—	—	—	7,161
Net loss available to Textura Corporation common stockholders	$(7,540)	$(8,329)	$(20,978)	$(42,896)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Operating expenses:
Cost of services	20%	33%	20%	35%
General and administrative	38%	59%	42%	69%
Sales and marketing	36%	29%	34%	38%
Technology and development	39%	41%	37%	53%
Depreciation and amortization	12%	13%	13%	13%
Total operating expenses	145%	174%	146%	207%
Loss from operations	(45)%	(74)%	(46)%	(107)%
Other expense, net	—%	(2)%	—%	(8)%
Loss before taxes	(46)%	(76)%	(46)%	(116)%
Income tax provision	—%	1%	1%	1%
Net loss	(46)%	(77)%	(46)%	(117)%

Operating Metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(dollars in thousands, except where otherwise indicated)				(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$12,922	$8,361	$4,561	55%	$35,160	$22,148	$13,012	59%
Organization‑driven revenue	3,432	2,492	940	38%	9,946	6,615	3,331	50%
Total revenue	$16,354	$10,853	$5,501	51%	$45,106	$28,763	$16,343	57%
Activity‑driven revenue:
Number of projects added	1,792	1,511	281	19%	5,233	4,223	1,010	24%
Client‑reported construction value added (billions)	$18.2	$23.7	$(5.5)	(23)%	$55.4	$47.9	$7.5	16%
Active projects during period	8,030	6,225	1,805	29%	11,874	9,418	2,456	26%
Organization‑driven revenue:
Number of organizations	16,694	10,114	6,580	65%	17,819	10,616	7,203	68%
Activity‑driven revenue: Activity‑driven revenue increased $4.6 million, or 55%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily due to a 19% increase in the number of projects added to our solutions and a 29% increase in the number of active projects during the period. In the three months ended September 30, 2014, revenue for our LATISTA solution was $0.8 million. In addition, 70 projects representing $1.6 billion in construction value were added to our LATISTA solution, which had 289 active projects during the three months ended September 30, 2014.
Activity-driven revenue increased $13.0 million, or 59%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily due to a 24% increase in the number of projects added to our solutions, a 26% increase in the number of active projects during the period, and a 16% increase in client-reported construction value added. In the nine months ended September 30, 2014, revenue for our LATISTA solution was $2.1 million. In addition, 193 projects representing $6.2 billion in construction value were added to our LATISTA solution, which had 325 active projects during the nine months ended September 30, 2014.
For several of our existing CPM general contractor clients, we have established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number of projects added to our system. As a result of these subscription arrangements, nonrecurring revenue recognized during the three and nine months ended September 30, 2014 was approximately $0.2 million and $0.7 million, respectively.
Organization‑driven revenue: Organization-driven revenue increased $0.9 million, or 38%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to Planswift growth. Organization-driven revenue increased $3.3 million, or 50%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was driven by Planswift growth as well as the Planswift acquisition in February 2013, resulting in nine months of Planswift revenue in the current year period compared to eight months of Planswift revenue in the prior-year period.

Cost of services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of services	$3,335	$3,532	$(197)	(6)%	$9,245	$10,066	$(821)	(8)%
Percent of revenue	20%	33%			20%	35%
Cost of services decreased $0.2 million, or 6%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was driven primarily by a $0.4 million decrease in bonus expense and a $0.3 million reduction in certain taxes. These decreases were partially offset by a $0.5 million increase in salary expenses to support increased headcount.
Cost of services decreased $0.8 million, or 8%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was driven primarily by a $3.0 million reduction in bonus and stock-based compensation expenses incurred during the prior-year period in connection with the IPO. This decrease was partially offset by a $1.6 million increase in salary expense to support increased headcount. Additionally, travel expenses and software and hardware purchases increased by $0.3 million and $0.1 million, respectively, to support growth of our business.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,232	$6,405	$(173)	(3)%	$18,760	$19,774	$(1,014)	(5)%
Percent of revenue	38%	59%			42%	69%
General and administrative expenses decreased $0.2 million, or 3%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was driven primarily by a $0.6 million reduction in bonus expenses and a $0.3 million reduction in professional services expenses due to stock offering-related expenses incurred during the prior-year period. These decreases were partially offset by a $0.6 million increase in other personnel-related expenses driven by increased headcount and a $0.2 million increase in software and hardware purchases to support growth of our business.
General and administrative expenses decreased $1.0 million, or 5%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was driven primarily by a $2.8 million reduction in bonus and stock-based compensation expenses and a $0.5 million reduction in professional services expenses due to stock offering-related expenses incurred during the prior-year period. These decreases were partially offset by a $1.5 million increase in other personnel-related expenses to support increased headcount. Additionally, software and hardware purchases increased by $0.4 million and insurance costs increased by $0.3 million to support growth of our business.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$5,869	$3,172	$2,697	85%	$15,375	$10,889	$4,486	41%
Percent of revenue	36%	29%			34%	38%
Sales and marketing expenses increased $2.7 million, or 85%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was driven by a $0.6 million increase in severance expense and $0.3 million in stock-based compensation expense recognized under certain severance arrangements. Other personnel-related expenses also increased by $1.0 million to support increased headcount and marketing expenses increased by

$0.4 million as a result of Planswift growth initiatives. Additionally, the increase was driven by a $0.1 increase in software and hardware purchases, a $0.1 million increase in bonus expense, and a $0.1 million increase in commissions expense.
Sales and marketing expenses increased $4.5 million, or 41%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was driven by a $0.6 million increase in severance expense and $0.3 million in stock-based compensation expense recognized under certain severance arrangements. Other personnel-related expenses also increased by $2.9 million to support increased headcount and marketing expenses increased by $1.1 million as a result of Planswift growth initiatives. Additionally, commissions expense, software and hardware purchases, travel expense and recruiting expense increased by $0.7 million, $0.2 million, $0.1 million and $0.1 million, respectively, to support growth of our business. These increases were partially offset by a $1.4 million decrease in bonus and share-based compensation expense due to IPO-related expenses incurred during the prior-year period.
Technology and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Technology and development	$6,366	$4,445	$1,921	43%	$16,541	$15,153	$1,388	9%
Percent of revenue	39%	41%			37%	53%
Technology and development expenses increased $1.9 million, or 43%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was driven by a $0.7 million increase in severance expense and $0.6 million in stock-based compensation expense recognized under certain severance arrangements. The increase was also driven by a $0.3 million increase in other personnel-related expenses and a $0.1 million increase in recruiting expense to support growth of our business. The Company capitalized an additional $1.5 million of software development costs compared to the prior-year period, which reduced total personnel and professional service expenses.
Technology and development expenses increased $1.4 million, or 9%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was driven by a $0.7 million increase in severance expense and $0.6 million in stock-based compensation expense recognized under certain severance arrangements. Additionally, other personnel-related expenses, professional services expenses, and recruiting expenses increased by $2.0 million, $0.7 million and $0.3 million, respectively, to support growth of our business. These increases were partially offset by a $3.1 million reduction in bonus and stock-based compensation expenses due to IPO-related expenses incurred during the prior-year period. The Company capitalized an additional $4.0 million of software development costs compared to the prior-year period, which reduced total personnel and professional service expenses.
Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Depreciation and amortization	$1,990	$1,358	$632	47%	$5,838	$3,765	$2,073	55%
Percent of revenue	12%	13%			13%	13%
Depreciation and amortization expenses increased by $0.6 million, or 47%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily driven by a $0.4 million increase in amortization expenses related to the intangible assets acquired in the Latista acquisition in December 2013. In addition, depreciation expense increased $0.2 million due to an increase in capital expenditures to support growth of our business.
Depreciation and amortization expenses increased by $2.1 million, or 55%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily driven by a $1.4 million increase in amortization expenses related to the intangible assets acquired in the Latista acquisition in December 2013, as well as nine months of amortization expense from the intangible assets acquired in the Planswift acquisition in January 2013. In addition, depreciation expense increased $0.6 million due to an increase in capital expenditures to support growth of our business.
Other expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(22)	$(194)	$172	(89)%	$(55)	$(2,436)	$2,381	(98)%
Other expense, net, decreased by $0.2 million, or 89%, and $2.4 million, or 98%, respectively, in the three and nine months ended September 30, 2014 as compared to the prior-year periods. The decreases were primarily due to the absence of interest expense related to convertible debentures and notes payable that were outstanding during the three and nine months ended September 30, 2013.
Additional metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Adjusted EBITDA	$(952)	$(4,450)	$3,498	(79)%	$(6,479)	$(10,881)	$4,402	(40)%
Adjusted EBITDA loss decreased by $3.5 million, or 79%, and by $4.4 million, or 40%, respectively, in the three and nine months ended September 30, 2014 as compared to the prior-year periods. The decreases in the Adjusted EBITDA losses were driven primarily by revenue growth, partially offset by higher personnel-related costs to support increased headcount and a general increase in expenses to support growth of our business.

	September 30, 2014	December 31, 2013	$ Change	% Change
	(dollars in thousands)
Deferred revenue	$33,647	$25,831	$7,816	30%
Deferred revenue increased $7.8 million, or 30%, from December 31, 2013 to September 30, 2014, primarily due to an increase in sales for our CPM and Submittal Exchange solutions.

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
Activity‑driven revenue. Activity‑driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange, Greengrade and LATISTA solutions. Such revenue includes monthly fees, project fees and subscription fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors. We recognize activity‑driven revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred and collection of payment from the project participant is reasonably assured. We recognize subscription fees ratably over the subscription period, which is typically between 6 and 36 months, and we recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise our estimates as necessary. The estimated life of the projects on our solutions historically has ranged from 5 to 29 months, and depends on the construction value of the project and the solution being utilized. The estimated life of the contracts historically has ranged from 4 to 18 months, and depends on the value of the contract.
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
During the quarter ended September 30, 2014, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. We evaluated various qualitative factors as part of our assessment, including our market capitalization, the health and growth of our business and overall macroeconomic factors. As a result of our assessment, we determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

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

Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our IPO in June 2013 and follow-on offering in September 2013, private placements of convertible debentures, notes payable and leases payable. Our primary source of liquidity as of September 30, 2014 consisted of $66.0 million of cash and cash equivalents.
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
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in) in operating activities	$130	$(9,738)
Net cash used in investing activities	$(7,044)	$(3,286)
Net cash provided by (used in) financing activities	$(4,131)	$138,899
Net Cash Provided by (Used in) Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to drive future revenue growth and support that anticipated growth. Our cash flows from operating activities are affected within the fiscal year by the timing of our invoicing of, and our receipt of payments from, our clients.

In the nine months ended September 30, 2014, $12.5 million, or 59.6%, of our net loss of $20.9 million consisted of non-cash items, including $5.8 million of depreciation and amortization expense, $6.4 million of share-based compensation expense, and $0.2 million of income tax expense. Working capital changes in the nine months ended September 30, 2014 included a $7.8 million increase in deferred revenue, partially offset by a $2.1 million decrease in accounts payable and accrued expenses and a $1.6 million decrease in accounts receivable. The decrease of $9.9 million in cash used in operating activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014 was primarily driven by higher revenue, deferred revenue and other working capital balances, partially offset by higher personnel-related costs and other costs to support the growth of our business.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In the nine months ended September 30, 2014, cash used in investing activities was $7.0 million, which consisted of the capitalization of software development costs and other capital expenditures to support our expanding infrastructure and growth and an increase in restricted cash.

Net Cash Provided by (Used in) Financing Activities
In the nine months ended September 30, 2014, cash used in financing activities was $4.1 million, driven by the withholding of shares of common stock with an aggregate value of $4.1 million to satisfy tax obligations related to the payment of restricted stock units (see Note 6 to the condensed consolidated financial statements) and the purchase of Minter Ellison's interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.6 million. These cash outflows were partially offset by $2.2 million of proceeds from the exercise of stock options and warrants.

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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming as defendants us and certain of our executive officers. The lawsuit alleges violations of the Securities Exchange Act  of 1934 by us and our executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding our business and operations between August 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. We believe the lawsuit is without merit and intend to defend the case vigorously.

In addition, we are involved from time to time in legal  claims and proceedings  that arise in the normal course of our business. Although the results of these legal claims and proceedings cannot be predicted with certainty, we currently do not expect that any such legal claims or proceedings will  have a material adverse effect on our cash flows, financial condition or results of operations.

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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. On June 30, 2014, we used net proceeds of the IPO to purchase Minter Ellison’s interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.7 million, resulting in Textura's 100% ownership of that entity. In addition, since our IPO we have used proceeds totaling $8.2 million on capital expenditures. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.
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
Date:    November 7, 2014

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