Form 10-K
period 2014-12-31
Textura Corp
filed 2015-03-09
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $446 million as determined by reference to the price of the registrant’s common stock as of the close of business on such day as reported by the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and officers of the registrant and their affiliate entities have been deemed affiliates.

As of February 27, 2015, there were 25,642,965 shares of the registrant’s common stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and data regarding the market size of the construction industry, market position and market opportunity, is based on information from various sources, on assumptions that we have made that are based on those sources, and on our knowledge of the markets for our solutions. These sources include Global Construction Perspectives, Gartner, Inc., Engineering News-Record, the United States Census Bureau and the United States Green Building Council. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe this information to be generally reliable, such information is inherently imprecise and we cannot give you any assurance that any of the projected data will be achieved. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the heading "Risk Factors" included in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

We use the terms “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to Textura Corporation and its subsidiaries, except where the context otherwise requires or indicates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. For example, a reference to ‘‘2014” means the 12-month period that ended December 31, 2014. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. In addition, unless otherwise indicated, all numbers of shares, per share amounts and share prices related to our common stock in this Annual Report on Form 10-K reflect the 2 for 1 stock split in the form of a stock dividend declared on March 28, 2013.

Item 1. Business

Overview

We are a leading provider of collaboration and productivity tools for the construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management and provide improved visibility and control of construction activities for our clients and support several mission critical business processes at various stages of the construction project lifecycle.

We believe our collaboration solutions are a leading example of a new generation of on-demand software focused on enablement of business-to-business collaborative processes. Such collaboration solutions are by design on-demand, as they require neutral third parties to act as the platform for collaboration by multiple parties and to facilitate the exchange of data and documents.

We address a large and growing end market. The construction industry was an approximately $1 trillion industry in North America in 2014 and was $8.7 trillion globally in 2012, according to the most recent data available from the United States Census Bureau and ‘‘Global Construction 2025,’’ a study produced by Global Construction Perspectives, and represents an important component of developed economies. The industry currently continues to be impacted in certain markets across the globe by slow economic recovery from the global financial crisis, oversupply of occupiable space, and limited availability of credit. However, we believe the business outlook for the industry is strong, driven by demographics, economic growth and aging infrastructure, as well as by changing preferences and new technologies being applied to buildings and structures, which include an increased focus on environmental considerations and lower costs of operation and ownership. We believe the construction industry represents a large and growing market for technology solutions of all types, and is especially attractive for our solutions and our growth as a result of being underpenetrated by those technology solutions that enable construction companies to collaborate with each other to operate more effectively.

We have established a strong market position. As of December 31, 2014, since the date of launch or acquisition of our solutions, our clients have used one or more of our on-demand collaboration solutions to help manage over 25,000 commercial construction projects representing more than $270 billion in construction value as reported by our clients. During 2014, our clients used one or more of our on-demand solutions to help manage over 6,500 commercial construction projects representing more than $70 billion in construction value as reported by our clients. Our solutions have been used by more than
8,000 general contractors, owners/developers, and architects and approximately 500,000 subcontractors. Our solutions are used on construction projects of all sizes, from small remodels or renovations to multi-billion dollar developments.

Our collaboration solutions provide robust functionality, data sharing and exchange capabilities, and workflow tools that support several mission-critical business processes undertaken by our clients:

• Construction Payment Management (‘‘CPM’’) is our most widely-used solution. Based on shared entry of—and access to—project data and our workflow tools, CPM enables a disciplined, standardized online approach to generating, collecting, reviewing and routing invoices and the necessary supporting documentation and legal documents, and initiation of payment of the invoices. We also offer CPM-Business, a version of CPM specifically designed to address the needs of mid-market owners and general contractors.

• On December 2, 2014, we announced our Early Payment Program ("EPP"), developed by us in partnership with Greensill Capital. We expect EPP will facilitate third-party funding that will enable general contractors to provide accelerated payments to subcontractors. We will provide the technology for EPP via our CPM solution and technology platform, while Greensill will perform the underwriting and provide the funding. Our CPM Client Services team will support general contractors and their subcontractors using EPP.

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

• Latista provides mobile-enabled, cloud-based field management solutions. The Latista modules handle mission critical construction workflows, including quality management, punch lists, safety, electronic commissioning, and document management, including managing project-specific plans and drawings.

In addition to our collaborative solutions, we offer other solutions, which include PlanSwift, a take-off and estimating software application used in preparing construction bids, and BidOrganizer, a solution designed to help contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations.

We intend to continue expanding our portfolio of solutions to support additional business processes and to develop the capabilities of our existing solutions to provide further value to our clients. We derive substantially all of our revenue from fees related to the use by our clients of our software solutions. We classify our revenue into activity‑driven revenue and organization‑driven revenue:

•
Owners/developers, general contractors and subcontractors using our CPM, Submittal Exchange, Greengrade and Latista solutions pay us fees that are dependent on the value of the construction project or contract. In addition, owners/developers and general contractors pay us subscription fees that are based on project activity on our system. We typically invoice and collect these fees in advance on a six-month basis. We refer to these fees collectively as activity-driven revenue as they depend on the construction activity of our clients.

•
Participants using our GradeBeam, PQM and BidOrganizer solutions pay us subscription fees. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type or number of users, and are typically generated on a subscription basis. We typically invoice and collect these subscription fees in advance on a twelve-month basis. We also receive a combination of license fees, maintenance fees and subscription fees for our PlanSwift solution. We refer to these fees collectively as organization-driven revenue as they do not depend on the construction activity of our clients but rather the number and characteristics of the organizations using the solutions.

We engage directly with our clients to sell our solutions, and we have achieved significant growth since introducing our solutions to the market. In the years ended December 31, 2014, 2013 and 2012, we generated revenue of $63.0 million, $40.8 million and $24.0 million, respectively, which represented growth over the prior period of 54%, 70% and 86%, respectively. In those same periods, we had net losses of $24.9 million, $40.3 million and $20.3 million respectively.

Our solutions have global applicability and we are an international business. In 2014, approximately 10% of our revenue was derived from clients located outside the United States, principally Canada. In October 2012, we launched operations in Australia and New Zealand, attractive construction markets with potentially significant further expansion opportunities. We launched our European operations in July 2014, through which we will offer our suite of collaboration solutions to industry participants across the region. In addition, we have a number of distributor and reseller relationships for our PlanSwift solution in both domestic and international markets.

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

On May 1, 2014, our Board of Directors approved a change in fiscal year end from September 30 to December 31, effective for the year ended December 31, 2014. The decision to change the fiscal year end to coincide with the calendar year end is intended to improve comparability with industry peers and better align our reporting and planning cycle with the construction industry. In connection with this change, we have included in Item 8 of Part II our audited Consolidated Financial Statements (i) as of and for the year ended December 31, 2014, (ii) as of and for the three months ended December 31, 2013 and (iii) for the years ended September 30, 2013 and 2012.

Information about Segments and Geographic Areas

We operate and manage our business as a single operating segment. Our revenues are principally generated in the United States, which accounted for approximately 90% of revenue for the year ended December 31, 2014, 88% of revenue for the three months ended December 31, 2013, and 90% of revenue for the years ended September 30, 2013 and 2012.

Our Industry

The construction industry is large and growing

Construction is a major global industry and consists of building new structures, making additions and modifications to existing structures, as well as conducting maintenance, repair and improvements on existing structures. Worldwide construction spending was $8.6 trillion in 2012, according to the Global Construction 2025 study dated July 1, 2013. A total of $153.9 trillion will be spent on construction worldwide during the period from 2012 to 2025, and in 2025, construction is expected to reach more than $15 trillion in annual spending and account for 13.5% of world GDP, according to the same study.
We believe the outlook for the construction industry is strong. The industry currently continues to be impacted in certain markets across the globe by slow economic recovery from the global financial crisis, oversupply of occupiable space, and limited availability of credit. However, long-term trends of population growth, deteriorating infrastructure and changing needs for buildings—driven by both socioeconomic and technological changes—all imply a continuing and growing need for construction activity. Overall, global construction spending is expected to grow at a compounded annual growth rate of 4.3% from 2012 to 2025 to $15 trillion worldwide, according to Global Construction Perspectives.

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

• Other Participants. Many other organizations also are involved in the undertaking of a construction project. These may include material suppliers, architects, financing companies, insurance companies, title companies, owners’ representatives, cost engineers and many others. Each fulfills a specific and essential role, at specific stages or throughout the construction project, and must work in a coordinated manner with other participants to contribute to the project’s successful completion.

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

Participants face complex collaboration and other challenges

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

The industry is changing in response to the many issues it faces

New focus on risk management, transparency and efficiency

The challenges faced by the construction industry have heightened the importance of effective risk management as a critical element of success and profitability for all organizations. We believe senior-level executives involved in managing construction processes now recognize enterprise risk management as a core business process and competency.

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

Gartner, an industry research firm, in October 2012 estimated worldwide total end-user spending for cloud application services within the enterprise application software markets will grow at a CAGR of 19.1% from $10.7 billion in 2010 to $32.2 billion in 2016. Gartner also has identified the construction industry as being among those sectors taking the least advantage of technology, spending only 1.1% of revenue as compared to more than 6.0% for the leaders in technology usage such as the banking and financial services industry. We believe the trends described above will drive the construction industry to increase its investment in technology at an accelerating rate.

New challenges as a result of the global financial crisis

The global financial crisis had, and continues to have in certain areas, a significant and multifaceted impact on the construction industry. Significant downward pressure on construction revenue and profits, the pursuit of business outside of areas of traditional focus and competency, and greater financial instability among the universe of contractors have each required industry participants to significantly change the way they operate. Compounding these challenges, in response to the crisis, many contractors have reduced staff levels significantly, especially in corporate and administrative functions, including information technology departments.

We believe as a result there has been an ever greater emphasis on risk management, efficiency and improved decision making. In response to lower construction volumes but with prospects of recovery, we believe construction executives are placing greater focus on remaining competitive and managing growth while controlling growth in expenses, especially in the back-office.

New approaches to project delivery

There also has been an acceleration of the existing trend in the industry to employ new methods to deliver and finance projects at lower costs and more consistently on a timely basis to owners and developers. These methods often involve greater risk sharing and business collaboration. An example of new ways of organizing project delivery teams is Integrated Project Delivery, a highly collaborative approach in which the participants assembled to construct a building or other structures jointly manage the construction process, enter into multi-party agreements and sometimes share contingencies and profits. Another example is Public Private Partnerships, which are partnerships between a governmental entity and private party in which the private party provides a public service or project, and which are increasingly being used to address challenges in financing projects.

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

Benefits of Our Solutions

We are a leading provider of collaboration and productivity tools for the construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management and provide improved visibility and control of construction activities for our clients and support several mission critical business processes at various stages of the construction project lifecycle. We believe our collaboration solutions benefit our clients because they are:

• Designed specifically for collaborative processes. Our collaboration solutions facilitate the sharing and exchange of data between and within organizations, and interface with organizations’ existing accounting, enterprise resource planning and other systems. Data, documents and information can be shared between organizations so that all parties have a single view of the status of the project. All of our solutions include robust workflow tools to ensure that necessary steps are carried out in the right sequence by appropriately authorized users.
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
• Valuable to all participants. It is a core principle of our application design that our collaboration solutions provide benefits to all users, independent of their specific role or responsibilities on the project. Our collaboration solutions seek to achieve reduced costs, better-managed risk, and improved visibility and better decision-making for each owner/developer, general contractor, subcontractor, architect, material supplier and other third parties involved in the construction project.
• Interfaced with existing enterprise systems. Our collaboration solutions recognize that our clients have existing systems for enterprise resource planning, accounting, document management, project management and project scheduling, among others, that represent significant investments for our clients and support business processes that would be highly disruptive to change. As a result, we interface our solutions with these systems in order to leverage and protect existing investments, facilitate business processes and reduce or eliminate duplicate data entry, resulting in significant efficiencies and eliminating data re-entry errors.
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
Our Key Business Attributes

Our business of providing software solutions to the construction industry has the following key attributes:

• Large, attractive market. The construction industry is an important part of the global economy and affords us a large market in which to sell our solutions both in our current markets of North America, Australia, New Zealand, and Europe and in new geographies. The industry continues to lag in its use of technology, and we also will seek to add to our suite of solutions to expand our value proposition to our clients and create new revenue opportunities for us.

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

• High recurrence of fees. Our collaboration solutions are integral to our clients’ operation of their business. We seek to establish enterprise relationships with our clients so that all their current and future projects will be managed on our collaboration solutions. This has resulted in recurring additions of new projects and the ongoing management of these projects on our solutions by our clients. Because our revenue is derived primarily from fees driven by construction project activity, this in turn has resulted in a high recurrence of our fees.

• Favorable timing of cash flow. Clients typically pay us fees upfront or in advance of solution usage. We also generally collect the majority of these fees electronically thereby reducing invoicing and collection activity and accelerating our cash flow.

• Predictable reported revenue. The nature of the construction industry and our clients’ operation of their business generally results in low volatility over reporting periods in the number and construction value of projects each client is working on. Our close working relationship with our clients has provided us additional insight into their business activity and the number and construction value of projects each client will manage on our system. In addition, because we have a large number of clients, the aggregate number of new projects added to, and of projects being managed on, our solutions benefits from a portfolio effect. Furthermore, projects with similar construction value historically have generated like amounts of fees over their duration. These factors, combined with the high recurrence of our fees and our recognition of revenue ratably over future periods, have historically resulted in predictable reported revenue for our collaboration solutions. For example, over the eight quarters ended December 31, 2014, a period over which the compounded quarterly growth rate of our reported activity-driven revenue was 11.4%, between 89% and 95% of our reported activity-driven revenue in each quarter resulted from projects that were added to our solutions in prior periods.

• Highly defensible market position. We believe our industry expertise, leading market share, large installed base and strong intellectual property portfolio represent significant barriers to successful competitive entry. In addition, we believe our ability to interface with our clients’ other enterprise systems further enhances our competitive position because it increases the value of our solutions to our clients, embeds our solutions into their processes and increases the stickiness of the relationship. Our client services, technology and development resources are dedicated to creating, enhancing and optimizing a balanced value proposition for all of our clients and supporting collaborative processes in our target markets.

• Ability to differentiate through our business and technology approach. There are many technology providers targeting the construction industry that offer point solutions. However, these providers generally do not integrate their solutions with other enterprise software and do not support their solutions with a strong client service capability. We believe that our business capabilities and technological approach allow us to address these issues, for both our internally-developed and acquired solutions. As demonstrated by the acquisitions we have made since 2010, we have been able to successfully identify and acquire companies and software solutions that add to our existing capabilities and suite of solutions, and whose business opportunities are enhanced by being part of our organization.

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

Our Strategy

We intend to leverage our existing solutions and industry presence to become the industry standard for collaboration and related solutions in the construction industry, both domestically and in targeted international markets. Longer term, we also intend to apply our solutions to other industries in which similarly complex collaboration and contractual arrangements exist to expand the scope and size of our market opportunity. The key elements of our strategy to accomplish these objectives are as follows:
• Increase our market penetration of the construction industry. We intend to actively pursue new client relationships with owners/developers, general contractors and subcontractors that do not currently use our solutions. Use of certain of our collaboration solutions is often mandated by one organization to other project participants. We believe this provides us with the opportunity to demonstrate the value of our solutions to participants that are not our clients and to expand that initial contact into a sales process. For example, we estimate that of the 100 largest general contractors in the United States, based on data reported by Engineering News-Record, 35 have been a participant on a construction project that used CPM for invoice management, but that only 15 of these general contractors are enterprise clients for CPM. We intend to focus our existing sales and marketing capabilities on large, strategic owners/developers and general contractors, as such clients can generate significant, multi-year growth. At the same time, we plan to launch solution and channel initiatives that target smaller industry participants in a cost-effective fashion. We also intend to selectively pursue large-scale individual project opportunities that we believe can provide the basis for exposure to new potential clients.
• Expand our suite of solutions. We believe we have the opportunity to expand the scope of our solutions to address business processes we currently do not support and to integrate our solutions into a single platform solution to increase the benefits and value of our solutions to our clients. We plan to continue to use our domain expertise in construction and to work closely with our clients to identify and develop new applications, features and functionality. Examples may include project management, expanded functionality for bid management, management of disadvantaged business enterprise programs and requirements, and data solutions and analytics. We recently launched EPP, which expands the use of CPM to enable general contractors to deliver significant benefits to their subcontractor business partners, empowering them to grow through the improved cash flow and stronger balance sheet that may result from early payment.
• Increase our client penetration. We believe that our broad portfolio of solutions and strong client relationships create a significant opportunity for us to cross-sell additional solutions to our existing clients. We also intend to add additional solutions to our technology suite that would address additional processes in the construction lifecycle, and we plan to integrate both our current and our future solutions into a single platform solution. We believe these initiatives will significantly increase the value of our solutions to our clients, further strengthen our competitive position and drive increased adoption of multiple solutions by our clients. Furthermore, we believe there are opportunities at many of our clients to increase the utilization or adoption of our solutions to include a greater number of their projects. Examples include expanding into additional areas of our clients’ construction business, making it easier for our clients to drive use of our solutions with their business partners, increasing usage of our solutions on smaller projects and increasing the number of client locations or users that are using our solutions.
• Expand globally. We believe a substantial opportunity exists to grow sales of our solutions globally. We have developed, through both our internal efforts and as a result of close relationships with multinational clients, an understanding of the structure and practices of the construction industry in many other countries and believe that the value proposition of our solutions applies to these markets. To date, substantially all of our revenue has been generated from clients located in the United States and Canada. However, in certain markets, due to local business practices and regulations, we believe our value proposition could be as strong or even stronger than in our established markets in North America. For example, in Australia, our CPM solution can help clients address their legal obligations under securities of payments legislation and manage the significant related administrative burdens. We have served clients in Canada since 2009, launched operations in Australia and New Zealand in October 2012, and served clients in Russia since 2013 as a result of our acquisition of Latista. Planswift, which we acquired in 2013, is also offered in international markets through a network of distributors and resellers. In July 2014, we launched our European operations, through which we offer our suite of collaboration solutions to industry participants across the region. We believe we have accumulated significant experience with the process necessary to enter new markets successfully.
• Increase the number of industries we serve. Our solutions are designed for complex collaborative environments with significant subcontracting activity. We believe that these characteristics exist in several industries in addition to the construction industry. While we currently do not operate in these other industries, we believe based on our research, which consisted of our review of publicly available industry studies and interactions with companies operating in these industries, that there could be demand for our solutions in these other industries. Specifically, we believe that the mining and the oil and gas exploration and production industries experience many of the same challenges faced in the commercial construction industry. We believe that our operations in Australia, and certain existing construction clients in North America that also currently operate in these industries, can provide us a means of entering these adjacent industries. We also may seek to establish new partnerships or joint ventures, or pursue acquisitions of complementary businesses to facilitate our entry into these markets.
• Pursue acquisitions of complementary businesses. We believe that acquisitions of complementary businesses can help us expand our suite of solutions more rapidly, enter into new markets, expand our client base and increase the knowledge and skill sets within our organization. We believe we can enhance the value of acquired solutions through our financial, technical and other resources, industry presence and their integration into our existing suite of solutions. We have completed four acquisitions, GradeBeam, Submittal Exchange, PlanSwift, and Latista, as part of this strategy. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish our strategic objectives.

Our Principal Solutions

We currently offer a suite of on-demand software solutions as part of an overall portfolio and strategy to support project participants’ business processes and interactions at various stages of the construction process, as well as the subsequent operation, maintenance and remodeling of a structure. Our principal solutions include:

Construction Payment Management

CPM facilitates the exchange of invoice documents, supporting documentation and lien waivers for fast, secure electronic payment, which reduces errors, administrative overhead and the risk of claims.

CPM was our first solution—introduced in 2006—and remains our most widely-used solution, accounting for 59%, 62%, 63% and 75% of revenue in the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012, respectively. As a comparison for our most recent fiscal year ended December 31, 2014, CPM accounted for 61% and 73% of revenue in the years ended December 31, 2013 and 2012, respectively. The decline in the years ended December 31, 2014 and 2013 reflects the addition of Latista and Planswift, respectively, to our suite of solutions. CPM has been used on over 19,000 projects, representing approximately $215 billion in construction value, by more than 600 general contractors and the more than 50,000 subcontractors that worked on those projects. Based on management estimates, approximately $2.5 billion in invoices are managed on our solution monthly, with peak daily volumes of payments initiated by our CPM solution in excess of $100 million.

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

Upon completion of the invoicing process, we arrange for funds to be disbursed from the payor’s bank account directly to the payee’s bank account. To do this, we utilize the ACH Network in the United States and similar systems in other countries. Under our current business model, we do not take custody of the funds in the transfer process.

In addition, our CPM solution and technology platform now offers EPP, which will facilitate third-party funding that will enable general contractors to provide accelerated payments to subcontractors.

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

These products became part of our suite of solutions as a result of the acquisition of Submittal Exchange, LLC in November 2011. Submittal Exchange solutions accounted for 14%, 15%, 16% and 13% of revenue in the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012, respectively. As a comparison for our most recent fiscal year ended December 31, 2014, Submittal Exchange solutions accounted for 16% and 6% of revenue in the years ended December 31, 2013 and 2012, respectively.

Submittal Exchange is used by owners/developers and architects in addition to general contractors and subcontractors, and has been deployed on over 6,000 projects since its launch in July 2005. These solutions cover the entire lifecycle of a project and provide the following capabilities and features to participants involved in construction projects:
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
GradeBeam

GradeBeam enables general contractors to efficiently identify suitable subcontractors and to invite them to bid on project work, resulting in better bids as well as more opportunities for subcontractors. We believe GradeBeam is one of the largest online networks of industry contractors, as measured by the number of organizations in our solution’s database and based on data either reported by our competitors or estimated by us. As a result, we believe GradeBeam provides our clients better opportunities to identify suitable contractors for the work for which they are seeking bids. The solution was used to issue over 30 million bid invitations in 2014.

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

PQM allows for the collection, review and evaluation of prequalification information, including financial and safety information, according to specific business requirements, while also allowing subcontractors to fulfill multiple requests from a set of information that they need enter only once. PQM provides significant efficiency gains for all participants and increased visibility as to prequalification status. Most importantly, we believe the collection and effective evaluation of prequalification information is the single greatest opportunity to manage risk on a construction project.

PlanSwift

In order to generate an accurate bid for construction work, the plan drawings must be reviewed and an accurate determination of dimensions, such as the length and height of a wall or the square footage of an area, and of units, such as the number of electrical outlets, must be made. This process is referred to as "take-off." Prices per unit, wastage rates, and other factors can then be applied to take-off results, and by adding other costs such as labor, overhead and other items, a complete estimate of the cost of the work to be performed can be obtained.

PlanSwift provides advanced functionality that enables users to perform complex take-off tasks from digital plans and to use the quantities thus determined as the basis for estimation of material, labor, and other costs associated with a project. This approach replaces and improves the traditional method of manual measurement and unit count from printed plans and the use of paper or spreadsheet-based methods for estimating costs. Take-off and estimating is an activity performed by subcontractors, material suppliers, manufacturers, and general contractors.

These products became part of our suite of solutions as a result of the acquisition of PlanSwift in January 2013. PlanSwift accounted for 14%, 14%, and 12% of revenue in the year ended December 31, 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, respectively. As a comparison for our most recent fiscal year ended December 31, 2014, PlanSwift accounted for 14% of revenue in the year ended December 31, 2013.

BidOrganizer

BidOrganizer is designed to help contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations. Designed specifically for contractors, BidOrganizer centralizes and organizes all bid invitation information—independently of the system used to issue the invitation—including grouping multiple invitations by project and tracking bid due and other critical dates. BidOrganizer allows the contractor to grade bidding opportunities and plan cash flow and resource needs. By presenting the information in an online dashboard and consolidating information across the entire organization, BidOrganizer allows contractors to identify the right opportunities to pursue instead of allocating time and resources on unsuitable bid invitations.

Latista

Latista provides mobile-enabled, cloud-based field management solutions. Its modules handle mission critical construction workflows, including quality management, punch lists, safety, electronic commissioning, and document management, including managing project specific plans and drawings.

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

Our Clients

We offer our solutions to the many different participants involved in construction. These participants may include owners/developers, general contractors, subcontractors, architects, material suppliers and others. No single customer directly accounted for ten percent or more of our revenues in the year ended December 31, 2014. When we include the revenues generated both directly from a client and from the subcontractors working on projects the client controls, then the construction project activity of our top ten client relationships accounted for 21% of our revenue in the year ended December 31, 2014.

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

We provide training and support, which for CPM, PQM and Latista often requires a significant amount of in-person, on-site time to effectively support large owner/developer and general contractor clients. Subcontractors using CPM or PQM and users of our other solutions are generally implemented and supported over the phone or the web. We utilize a variety of training and support methods including on-site classroom training, online tutorials, webinars and phone support.

Our Technology, Operations and Development

Technology Platform

Each of our collaboration solutions was designed from inception as a software-as-a-service solution with an on-demand architecture. Our clients access our collaboration solutions through a standard web browser. These solutions each use a single code base, which results in all of our clients running on the current version of the software. We do not offer our collaboration software for purchase or behind-the-firewall operation, nor do we customize our collaboration solutions for any of our clients.

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

Our development methodology, in combination with our on-demand delivery model, allows us to release new and enhanced software features on a quarterly or more frequent basis. We follow a well-defined communications process to support our clients with release management. We patch our software on a regular basis. Because all of our clients for our collaboration solutions are running on a single version of each of our solutions, we do not need to maintain multiple engineering teams to support multiple versions of the code.

As a result of our market position, we believe that our research and development efforts are uniquely positioned to benefit from input from our clients and prospects. This input enables us to continually develop new functionality while enhancing and maintaining our existing solutions.

Our technology and development organization is located at our Deerfield, Illinois, Des Moines, Iowa, Bountiful, Utah, Reston, Virginia, and Vostok, Russia facilities. We also employ a small number of research and development staff that are located remotely to our offices.

Our technology and development expenses were $21.0 million, $5.7 million, $18.1 million, and $11.1 million in the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012, respectively. As a comparison for our most recent fiscal year ended December 31, 2014, our technology and development expenses were $20.8 million, and $11.3 million, respectively, in the years ended December 31, 2013 and 2012. As a percentage of revenue, our technology and development expenses were 34%, 47%, 51% and 51%, respectively, in the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012. As a percentage of revenue, our technology and development expenses were 51% and 47%, respectively, in the years ended December 31, 2013 and 2012.

We have focused our technology and development efforts on continuously improving our solutions, including functionality innovations as well as platform extension. We expect technology and development expenses to increase as we expand our suite of solutions and enhance our technology infrastructure. We have also been investing in our infrastructure and new solutions for total costs of $6.0 million and $1.0 million, respectively, for the years ended December 31, 2014 and 2013. These costs, when combined with technology and development expenses, equate to total technology and development costs of $27.0 million and $21.8 million, respectively, for the years ended December 31, 2014 and 2013.

Operations

We deliver our collaboration solutions to our clients using two primary approaches:

• For CPM, PQM, GradeBeam, BidOrganizer and Latista, we own the operating infrastructure. The infrastructure for these solutions, other than Latista, is physically hosted at secure third-party data center facilities operated by Latisys Corp and located in Oak Brook, Illinois. The infrastructure for Latista is physically hosted at secure third-party data center facilities operated by InfoRelay and located in Reston, Virginia. We contract for the use of these data center facilities, and we believe there are several alternative providers.

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

• Our other collaboration solution, Submittal Exchange, utilizes third-party on-demand cloud services, such as Amazon’s Elastic Compute Cloud service. This has allowed us to scale the operating infrastructure on an as-needed basis to efficiently and cost-effectively support our growth. We also utilize the Amazon Elastic Compute Cloud service to provide additional functionality and backup infrastructure for our GradeBeam solution.

The security and vulnerability of our collaboration solutions is tested and assessed periodically by qualified independent third parties. We believe that we have not experienced any unauthorized access to our systems. We have been subjected to various intrusion attempts and other actions designed to disrupt our ability to deliver service to our clients, but these have not to our knowledge had any material effect on our operations.

Our Sales Approaches

Sales

We market and sell our collaboration solutions to our clients through the following sales channels, each tailored to reflect the solution and our clients’ preferences.

Enterprise Relationships

We generally seek to establish an enterprise relationship with owners/developers and general contractors, particularly in the case of our CPM, PQM, Latista and GradeBeam offerings. These solutions provide significantly greater benefits if deployed to manage all of the client’s construction projects. Enterprise relationships require buy-in and commitment at the highest levels of our clients’ organizations and a commitment to enterprise-wide deployment of the solution. In our experience, this requires an in-person, relationship-driven, consultative approach with a high degree of product and domain expertise on the part of our employees. Furthermore, both our clients and we desire to ensure continuity between the sales activities, business process reengineering, implementation and configuration, and training and ongoing support.

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

As of December 31, 2014, our client services group consisted of 106 professionals. We intend to continue to grow our client services group in order to expand our client base and ensure a continuing high level of service and support to our clients.

Remote Sales

Certain of our products are well suited to be used on a single project and do not require enterprise-wide deployment. Our Submittal Exchange and Greengrade solutions in particular are primarily sold on a project-by-project basis, although more than 75% of new projects are from existing clients and represent recurring activity, often without sales activity or intervention by us.

In addition, our sales to the subcontractor community of GradeBeam, PQM, BidOrganizer and PlanSwift are generally transactional and reflect the lower cost and complexity of these solutions.

To address this market, we operate dedicated direct sales groups that market to, contact and support prospective clients remotely, primarily using email, webinars, telephone and other appropriate methods. As of December 31, 2014, our direct sales force consisted of 107 employees. We intend to grow this capability significantly in order to address the market opportunity we believe is available to us, as well as to support new product and industry initiatives.

Marketing

Our marketing efforts and lead generation activities consist primarily of client referrals, internet advertising, telemarketing, trade shows, industry events and press releases. Our marketing programs target existing and prospective clients’ executives and senior business leaders. As of December 31, 2014, our marketing group consisted of 34 employees.

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
• PQM. PQM is most often being used to replace paper-based processes or to establish prequalification processes that do not currently exist. Available alternatives include in-house solutions using online form submission tools, invitation-to-bid systems such as those mentioned above, and vendor review and verification services.
• Greengrade. We face competition from other LEED submission management technology solutions including LoraxPro and GreenWizard. Greengrade also faces competition from services provided by many specialized consulting firms, architecture firms and construction management consultancies.
• Latista. We face competition from BIM 360 Field offered by Autodesk.
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

We hold 46 granted patents and allowed applications in the United States and internationally. Our patents cover systems and methods relating to various aspects of document generation, transfer and storage as well as the management of payments for construction projects in a computer-based system. Among other things, our patents address document storage and access, management of invoicing and direct payment in hierarchically tiered projects, single system-level user and organization registration, automated alerts and notification-based workflow process management. Although originating in a web-based construction project payment management context, several of our patents contemplate and extend to other technologies (e.g., handheld devices), customized user/organization environments and even some non-construction project situations. We will also continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology and service that we believe constitute innovations providing significant competitive advantages.

We have 59 additional patents pending with the United States Patent and Trademark Office and international patent offices. We will also continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology and service that we believe constitute innovations providing significant competitive advantages.

We have registered our ‘‘Textura’’ and ‘‘Textura Construction Payment Management’’ trademarks and logos with the United States Patent and Trademark Office and in several jurisdictions outside the United States. We have registered our ‘‘Submittal Exchange,’’ ‘‘GradeBeam,’’ ‘‘Greengrade,’’ ‘‘BidOrganizer,’’ ‘‘PlanSwift’’and ‘‘Latista’’ trademarks and logos with the United States Patent and Trademark Office. We have also registered other trademarks in the United States and in other jurisdictions outside the United States.

Though we rely in part on these patents, trademarks and other intellectual property, we believe that factors such as the skills and expertise of our employees, our established presence and market share, our reputation for high levels of client service and the functionality of and frequent enhancements to our solutions also contribute significantly to our success in the marketplace.

Our Employees

As of December 31, 2014, we had 505 employees, including 106 in client services and support, 141 in sales and marketing and 199 in technology and development. This is a 17% increase from the 433 employees we had as of December 31, 2013. This increase was primarily attributable to growth initiatives for Latista subsequent to the Latista acquisition in December 2013, additional headcount in our technology and development department to enhance the functionality of our suite of solutions, and an investment in additional client services and sales and marketing resources. None of our employees is covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

We have incurred significant losses in each period since our inception in 2004. We incurred net losses of $24.9 million, $40.3 million and $20.3 million, respectively, in the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, we had an accumulated deficit of $209.4 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new enterprise client relationships and develop our solutions. We expect our operating expenses to increase in the future due to anticipated increases in research and development expenses, sales and marketing expenses, operations costs and general and administrative costs, and we expect our losses to continue for the foreseeable future. Although our revenues have increased significantly over the past three years, you should not consider our recent growth as indicative of our future performance. We cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will sustain profitability.

Economic conditions of the global and domestic economy or a substantial or prolonged downturn in the commercial construction business cycle may have a material adverse effect on our business, financial condition, results of operations and prospects.

Economic trends that negatively affect the commercial construction industry may adversely affect our business by reducing the number of commercial construction projects that are occurring generally or during a specific period of time, the number of general contractors and subcontractors operating in our markets, or the amount that such clients spend on our solutions. The global and domestic economies continue in certain areas to face a number of economic challenges, including threatened sovereign defaults, credit downgrades, restricted credit for businesses and consumers and potentially falling demand for a variety of products and services. These factors have materially and adversely affected, and may continue to materially and adversely affect, the financial markets and the availability of credit for the commercial construction industry. A reduction in the number of commercial construction projects that are undertaken, the number of general contractors and subcontractors operating in our markets or the amount that clients spend on solutions due to economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A significant portion of our revenue is derived from our relationships with a relatively limited number of large clients, either directly from those clients or from the subcontractors also working on projects that those clients control. Revenue derived from our ten largest client relationships, collectively, accounted for 21% of our revenue in the year ended December 31, 2014. Our largest client relationship accounted for 5% of our revenue in the year ended December 31, 2014. This revenue is generated from these clients’ use of our CPM solution. We may continue to experience ongoing client concentration, particularly if we are successful in attracting large general contractor clients and in selling additional solutions to our existing clients. In addition, it is possible that revenue from these client relationships, either individually or as a group, may not reach or exceed historical levels in any future period or that one or more of our existing clients may stop utilizing our solutions entirely. The loss or significant reduction of business from one or more of our major client relationships would materially adversely affect our business, financial condition, results of operations and prospects.

Our business could be adversely affected if our clients are not satisfied with our solutions.

Our business model depends in large part on our ability to continue to ensure our clients’ satisfaction with our solutions and their resulting decision to continue their reliance on our solutions. If a client is not satisfied with the functionality or quality of our solutions, or with the type of solutions provided, then they may elect to discontinue using our solutions for future projects or we could incur additional costs to address their dissatisfaction. In addition, negative publicity related to our business generally, our client relationships or the satisfaction of our clients, regardless of its accuracy, may further damage our business by affecting our ability to compete for new enterprise relationships with prospective clients.

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

We typically face a long selling cycle of a year or longer to secure a new enterprise client relationship for CPM, which typically requires significant investment of resources and time by both our clients and us. Our enterprise selling cycle is subject to many risks and delays over which we have little control, including our clients’ decisions to choose alternatives to our solutions (including internally developed solutions) and the timing of our clients’ budget cycles and approval and implementation processes. Before committing to use our solutions, potential clients require us to spend time and resources educating them on the value of our solutions and assessing the feasibility of integrating our solutions with their existing technology. If a potential client does not ultimately choose our solutions, we are unable to recoup these expenses. Even where we have secured a new enterprise relationship with a general contractor or owner/developer, there are no assurances that the general contractor or owner/developer will choose to use our solutions for any or all of their current or future projects.

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

Our success depends, in part, upon our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours. Existing United States federal and state intellectual property laws offer only limited protection. Moreover, the laws of Canada, Australia, New Zealand, the European Union and its member countries and any other foreign countries in which we may market our solutions in the future, may afford little or no effective protection of our intellectual property. Changes in patent law, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our solutions. In particular, amendments to the United States patent law became effective in 2012 and may affect our ability to protect our solutions and defend against claims of patent infringement. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid, may be contested or circumvented or may not prevent the development of competitive solutions. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive. Such legal proceedings or reductions in the legal protection available for intellectual property rights could have a material adverse effect on our business, financial condition, results of operations and prospects, and we may not prevail.

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

Our future results depend, in part, on our ability to expand into international markets. We currently operate primarily in the United States and Canada. We began operations in Australia and New Zealand in October 2012 and in the UK and European markets in July 2014. We have a number of distributor and reseller relationships for our PlanSwift solution in international markets. We also sell our Latista solution to customers in Russia. Our ability to expand internationally will depend upon our ability to deliver solution functionality and foreign language translations that reflect the needs of the local commercial construction industries of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, the possibility that returns on such investments will not be achieved in the near future or in unfamiliar competitive environments. We may also choose to conduct our international business through strategic alliances. If we are unable to identify strategic alliance partners or negotiate favorable alliance terms, our international growth may be hampered. In addition, we have incurred and may continue to incur expenses in advance of generating material revenues as we attempt to establish our presence in particular international markets.

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

We currently operate primarily in the United States and Canada. We began operations in the Australia and New Zealand in October 2012 and in the UK and European markets in July 2014. We have a number of distributor and reseller relationships for our PlanSwift solution in international markets. We also sell our Latista solution to customers in Russia. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
• reduced or varied protection for intellectual property rights in some countries; and
• exposure to liability under the Foreign Corrupt Practices Act, the UK Bribery Act, and similar laws.
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

As part of our ongoing business strategy to expand our suite of solutions and acquire new technology, we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. In October 2011, November 2011, January 2013 and December 2013, we acquired new technology, know-how and solutions through our acquisitions of GradeBeam, Submittal Exchange, PlanSwift and Latista, respectively. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates, negotiate attractive terms for acquisitions or complete acquisitions on expected timelines, or at all. If we are unable to complete strategic acquisitions or do not realize the expected benefits of the acquisitions we do complete, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will be successful, such transactions are inherently risky. Significant risks to these potential transactions include the following:

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

Our growth and success depends, in part, upon our ability to develop and bring to market new solutions, including an integrated platform. The length of the development cycle varies depending on the nature and complexity of a solution, the availability of development resources, solution management and other internal resources, and the role, if any, of strategic partners. The time, expense and resources associated with developing and bringing to market new solutions may be greater than we anticipate and we may therefore be unable to develop and bring additional solutions to market in a timely manner or at all. The foregoing could result in a loss of market share to competitors who are able to offer these additional solutions, rejection of our solutions, damage to our reputation, loss of revenues, diversion of development resources, and increases in service and support costs, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium, including new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based solutions such as ours.

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

Risks Related to Ownership of Our Common Stock

Our directors and executive officers and their affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of February 27, 2015, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders, if acting together, would have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if acting together, would have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by, among other things:
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

As an ‘‘emerging growth company,’’ we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies’’ including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an ‘‘emerging growth company’’ until June 6, 2018, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, or if we have total annual gross revenues of $1 billion or more during any fiscal year before that time, we would cease to be an ‘‘emerging growth company’’ as of the end of that fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an ‘‘emerging growth company’’ immediately. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to comply with the reporting requirements under the Exchange Act or maintain adequate internal control over financial reporting, it could result in late or non-compliant filings or inaccurate financial reporting and have a negative impact on the price of our common stock or our business.

Effective internal controls are necessary for us to provide timely, reliable financial reporting and prevent fraud. Prior to becoming a public company, we were not required to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), or with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting. As a public company, we are required to report our financial results on the timeline and in the form prescribed by the Exchange Act, and we have been developing our accounting and finance functions to support these requirements. While we believe that the changes we have made are sufficient to enable us to meet these requirements, there is no guarantee that they will be sufficient to prevent errors in our financial statements in future periods. In addition, although we are required to evaluate and report on our internal control over financial reporting beginning with this Annual Report on Form 10-K, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an ‘‘emerging growth company,’’ as described above. At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse in the event that we have one or more material weaknesses. Our remediation efforts may not enable us to avoid material weaknesses in the future.

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

Our management will continue to have broad discretion over the use of the net proceeds we received from our initial public offering and follow-on public offering and might not apply the proceeds in ways that increase the value of your investment.

We currently intend to use the net proceeds received by us from our initial public offering and follow-on public offering for financing our growth, working capital and other general corporate purposes. However, we have not determined the specific allocation of the remainder of the net proceeds among the various uses described in the prospectuses for our initial public offering and follow-on public offering. Our management will continue to have broad discretion over the use and investment of the proceeds, and, accordingly, investors will need to rely upon the judgment of our management with respect to the use of the proceeds, with only limited information concerning management’s specific intentions.

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

Our common stock began trading on the NYSE on June 7, 2013 and since that date has fluctuated from a high of $47.25 per share to a low of $13.80 per share. We expect that the trading price of our common stock will continue to be volatile due to many factors, some of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to:
• fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
• failure to meet or exceed the expectations of securities analysts and investors;
• reports by the financial media, investors, short sellers and other capital markets participants;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located in Deerfield, Illinois and Des Moines, Iowa, where we occupy approximately 63,000 square feet and 18,000 square feet of office space, respectively. We own our facility in Deerfield, Illinois and occupy leased facilities in Des Moines, Iowa, Phoenix, Arizona, Bountiful, Utah, Pittsburgh, Pennsylvania, Melbourne, Australia, Reston, Virginia, Moscow, Russia, Obninsk, Russia, Slough, United Kingdom, and Munich, Germany. We believe that our facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations, subject to the foregoing.

Item 3. Legal Proceedings

On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming as defendants us and certain of our executive officers. An amended complaint was filed on February 17, 2015. The amended complaint alleges violations of the Securities Exchange Act  of 1934 by us and our executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding our business and operations between June 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. We believe the lawsuit is without merit and intend to defend the case vigorously. We have until April 27, 2015 to file a motion to dismiss.

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

Our common stock is listed on the New York Stock Exchange (‘‘NYSE’’) under the symbol ‘‘TXTR’’. The table below sets forth the high and low sales prices per share of our common stock on the NYSE for each of the quarters since our initial public offering on June 7, 2013:

	High	Low
Year ended December 31, 2014:
First quarter	$36.33	$24.70
Second quarter	$25.49	$13.80
Third quarter	$30.53	$23.00
Fourth quarter	$29.95	$19.37

Three months ended December 31, 2013	$47.25	$28.50

June 7, 2013 to September 30, 2013:
Third Quarter	$27.63	$19.68
Fourth Quarter	$44.17	$25.90
Holders of Record

As of February 27, 2015, there were 177 stockholders of record of our common stock.
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

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Textura Corporation, the S&P Software & Services ETF and the S&P 500 Index

Index Value
250
200
150
100
50
0
6/7/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
S&P 500 Index
S&P Software & Services ETF
TXTR

Recent Sales of Unregistered Securities
On December 29, 2014, we sold 4,756, 8,629 and 3,171 shares of common stock to ACPP Capital, LLC (“ACPP”)upon the exercise of warrants with exercise prices of $16.26, $13.25 and $15.00, respectively.
On October 16, 2014, we sold 3,938 and 4,278 shares of common stock to an individual warrant holder upon the exercise of warrants with exercise prices of $16.26 and $15.00, respectively.

On February 26, 2014, we sold 7,714 and 6,500 shares of common stock to an individual warrant holder upon the exercise of warrants with exercise prices of $16.26 and $15.00, respectively.

We deemed the forgoing sales and issuances of the securities to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act relative to transactions by an issuer not involving a public offering. ACPP and the individual warrant holders each represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. ACPP and the individual warrant holders each received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions described above.

Use of Proceeds from Public Offerings of Common Stock
We closed our initial public offering in June 2013 (the “IPO”), in connection with which we sold 5,750,000 shares of common stock at a price to the public of $15.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-187745 and 333-189149), which were declared or became effective on June 6, 2013. The offering commenced on June 6, 2013. Credit Suisse Securities (USA) LLC and William Blair & Company, L.L.C. acted as the managing underwriters. We raised approximately $77.7 million in the offering, net of underwriting discounts and commissions of $6.0 million and other offering costs of $2.5 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay certain indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. On June 30, 2014, we used net proceeds of the IPO to purchase Minter Ellison’s interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.7 million, resulting in Textura's 100% ownership of that entity. In addition, since our IPO we have used proceeds totaling $10.5 million on capital expenditures. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Consolidated Financial Data

On May 1, 2014, the Company's Board of Directors approved a change in fiscal year end from September 30 to December 31, which was effective for the year ended December 31, 2014. In connection with this change, we have included in Item 8 of Part II our audited consolidated financial statements (i) as of and for the year ended December 31, 2014, (ii) as of and for the three months ended December 31, 2013 and (iii) for the years ended September 30, 2013 and 2012.
The consolidated statements of operations data for the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2011 and 2010 and the consolidated balance sheet data as of September 30, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012	2011	2010
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue (1)	$62,968	$12,003	$35,534	$21,681	$10,514	$6,020
Operating expense:
Cost of services (2)	12,851	2,742	11,754	6,152	4,395	4,187
General and administrative	25,249	5,378	23,479	11,105	6,856	5,654
Sales and marketing	20,518	4,264	12,707	5,995	2,601	3,122
Technology and development	21,031	5,667	18,148	11,123	6,169	4,747
Depreciation and amortization	7,741	1,560	4,525	4,080	2,161	2,621
Total operating expense	87,390	19,611	70,613	38,455	22,182	20,331
Loss from operations	(24,422)	(7,608)	(35,079)	(16,774)	(11,668)	(14,311)
Other expense, net	(63)	(94)	(4,249)	(2,019)	(7,260)	(1,612)
Loss before income taxes	(24,485)	(7,702)	(39,328)	(18,793)	(18,928)	(15,923)
Income tax provision	370	(1,026)	294	—	—	—
Net loss	(24,855)	(6,676)	(39,622)	(18,793)	(18,928)	(15,923)
Less: Net loss attributable to non-controlling interests	(169)	(79)	(2,738)	(2,866)	—	—
Net loss attributable to Textura Corporation	(24,686)	(6,597)	(36,884)	(15,927)	(18,928)	(15,923)
Accretion (decretion) of redeemable Series A-1 preferred stock	—	—	3,549	3,373	11,486	(19,802)
Accretion of redeemable non‑controlling interest	199	70	325	—	—	—
Dividends on Series A-2 preferred stock	—	—	335	480	480	480
Undistributed earnings allocated to participating securities	—	—	—	—	—	1,506
Beneficial conversion of series A-2 preferred stock	—	—	7,161	—	—	—
Net income (loss) attributable to Textura Corporation common stockholders	$(24,885)	$(6,667)	$(48,254)	$(19,780)	$(30,894)	$1,893
Net loss per share attributable to Textura Corporation common stockholders:
Basic	$(0.99)	$(0.27)	$(3.58)	$(2.31)	$4.18	$0.27
Diluted	$(0.99)	$(0.27)	$(3.58)	$(2.31)	$4.18	$0.26
Weighted average number of common shares outstanding:					—	—
Basic	25,184	24,679	13,492	8,548	7,392	6,942
Diluted	25,184	24,679	13,492	8,548	7,392	7,166

	As of
	December 31, 2014	December 31, 2013		September 30, 2013	September 30, 2012	September 30, 2011
Consolidated Balance Sheet Data:	(in thousands)
Cash	$66,758	$77,130		$127,728	$4,174	$5,941
Property and equipment, net	26,103	21,070		19,807	17,775	19,515
Goodwill and other intangibles	64,980	69,956		33,318	25,671	—
Total assets	$169,284	$178,050		$187,967	$51,099	$27,305
Deferred revenue, current and long-term	35,583	25,831	—	21,891	14,166	5,279
Total debt, current and long‑term (3)	412	1,480		10,219	26,607	13,183
Redeemable Series A-1 preferred stock	—	—		—	43,135	39,762
Total Textura Corporation stockholders' equity (deficit)	$120,688	$138,485		$141,422	$(51,084)	$(36,422)

(1) The acquisitions of GradeBeam and Submittal Exchange contributed $4.9 million for the year ended September 30, 2012. The acquisition of PlanSwift contributed revenue of $4.2 million and $1.7 million, respectively, for the year ended September 30, 2013 and the three months ended December 31, 2013. The acquisition of Latista contributed $3.0 million of revenue for the year ended December 31, 2014.

(2) Cost of services is exclusive of depreciation and amortization, which is shown separately below.

(3) Total debt, representing the current and long-term portions, includes our loan payable to related party for the purchase of land and construction of our corporate headquarters, convertible debentures, notes payable and leases payable. The convertible debentures converted to common stock and certain notes were paid in connection with the initial public offering in June 2013. In October 2013, we repaid the $10.2 million principal of the loan for the construction of our corporate headquarters.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes and other information that are included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-K.

Overview

We are a leading provider of collaboration and productivity tools for the construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management and provide improved visibility and control of construction activities for our clients. Our collaboration solutions offer robust functionality, data sharing and exchange capabilities, and workflow tools that support several mission-critical business processes at various stages of the construction project lifecycle:

•
Construction Payment Management (“CPM”) enables the generation, collection, review and routing of invoices and the necessary supporting documentation and legal documents, and initiation of payment of the invoices.

•	Submittal Exchange enables the collection, review and routing of project documents.

•	GradeBeam supports the process of obtaining construction bids, including identifying potential bidders, issuing invitations-to-bid and tracking bidding intent.

•	Pre-Qualification Management (“PQM”) supports contractor risk assessment and qualification.

•	Greengrade facilitates the management of environmental certification.

•	Latista provides mobile-enabled, cloud-based field management solutions.
In addition, we offer PlanSwift, a take-off and estimating solution used in preparing construction bids, and BidOrganizer, a solution designed to help contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations.

We derive substantially all of our revenue from fees related to the use by our clients of our software solutions. We classify our revenue into activity-driven revenue and organization-driven revenue:

•
Owners/developers, general contractors and subcontractors using our CPM, Submittal Exchange, Greengrade and Latista solutions pay us fees that are dependent on the value of the construction project or contract. In addition, owners/developers and general contractors pay us subscription fees that are based on project activity on our system. We typically invoice and collect these fees in advance on a six-month basis. We refer to these fees collectively as activity-driven revenue as they depend on the construction activity of our clients.

•
Participants using our GradeBeam, PQM and BidOrganizer solutions pay us subscription fees. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type or number of users, and are typically generated on a subscription basis. We typically invoice and collect these subscription fees in advance on a twelve-month basis. We also receive a combination of license fees, maintenance fees and subscription fees for our PlanSwift solution. We refer to these fees collectively as organization-driven revenue as they do not depend on the construction activity of our clients but rather the number and characteristics of the organizations using the solutions.

Both our activity-driven and organization-driven revenue have historically exhibited certain characteristics that are beneficial to managing our business:

•
Our collaboration solutions are integral to our clients’ operation of their business. We seek to establish enterprise relationships with our clients so that all of their current and future projects will be managed on our collaboration solutions. This historically has resulted in recurring additions of new projects and the ongoing management of these projects on our solutions by our clients. Because our revenue is derived primarily from fees driven by construction project activity, we historically have experienced a high recurrence of our fees.

•
Clients typically pay us fees upfront or in advance of solution usage. We also generally collect the majority of these fees electronically, which historically has reduced our invoicing and collection activity and accelerated our cash flow.

•
The nature of the construction industry and our clients’ operation of their business historically has in general resulted in low volatility over reporting periods in the number and construction value of projects each client is working on. Our close working relationship with our clients historically has provided us additional insight into their business activity and the number and construction value of projects each client will manage on our system. In addition, because we have a large number of clients, the aggregate number of new projects added to, and of projects being managed on, our solutions historically has benefited from a portfolio effect. Furthermore, projects with similar construction value historically have generated like amounts of fees over their duration. These factors, combined with the high recurrence of our fees discussed above and our recognition of revenue ratably over future periods, have historically resulted in predictable reported revenue. For example, over the eight quarters ended December 31, 2014, a period over which the compounded quarterly growth rate of our reported activity-driven revenue was 11.4%, between 89% and 95% of our reported activity-driven revenue in each quarter resulted from projects that were added to our solutions in prior periods.

While we have historically experienced these favorable characteristics, there can be no assurance that our future results will exhibit these same characteristics.

Our company was formed in 2004 and initially focused on developing CPM, our solution for facilitating the invoicing process for commercial construction projects. We launched CPM commercially in mid-2006. Since that time, we have experienced rapid growth and increasing acceptance of CPM in the marketplace and we have continued to invest significantly in order to broaden its applicability and functional capabilities. In October 2009, we introduced PQM, our solution that supports the collection of data to undertake effective contractor risk assessment and qualification. In October 2011 and November 2011, we further expanded our suite of solutions through the acquisitions of GradeBeam and Submittal Exchange, respectively. These acquisitions added complementary on-demand software solutions focused on the processes of soliciting bids for potential construction work and collecting, reviewing and routing project documents among project participants, respectively. In January 2013, we expanded the suite of solutions we offer that are focused on subcontractors and material suppliers by acquiring PlanSwift. The PlanSwift solution facilitates the preparation of accurate bids through advanced digital take-off and estimating functionality. In August 2013, we introduced BidOrganizer, a solution designed to help contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations. In December 2013, we broadened our suite of solutions in connection with our acquisition of Latista, which provides mobile-enabled, cloud-based field management solutions.

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

We market and sell our solutions to our clients through a number of different sales channels, tailored to reflect the solution and the clients we are selling to. We generally seek to establish an enterprise relationship with owners/developers and general contractors for their use of our solutions, particularly in the case of our CPM, PQM, GradeBeam and Latista offerings. We have found that this requires an in-person, relationship-driven, consultative approach with a high degree of solution and domain expertise on the part of our employees. Certain of our other solutions in contrast are well suited to be used on a single project and do not require enterprise-wide deployment. Our Submittal Exchange and Greengrade solutions in particular are primarily sold on a project-by-project basis, largely to existing customers with a high level of repeat business. In addition, sales of our GradeBeam, PQM, PlanSwift and BidOrganizer solutions to the subcontractor community are generally transactional and reflect the lower cost and complexity of these solutions and the organizations to which we sell them. To address these markets we operate direct sales groups that market to, contact and support prospective clients remotely, primarily using email, webinars, telephone and other appropriate methods. We have a number of distributor and reseller relationships for our PlanSwift solution in both domestic and international markets.

Our revenue growth has been driven by an increase in the number of construction projects being managed on our solutions, the aggregate client-reported construction value of such projects, and the number of organizations using our solutions. In addition, the acquisitions of GradeBeam and Submittal Exchange in the year ended September 30, 2012, Planswift in the year ended September 30, 2013, and Latista in the three months ended December 31, 2013, have contributed to our revenue growth.

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

Key Business Metrics
In addition to traditional financial measures, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. These metrics reflect the impact of the acquisition of Gradebeam in October 2011, Submittal Exchange in November 2011, PlanSwift in January 2013 and Latista in December 2013 as described in more detail in ‘‘—Results of Operations.’’

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands, unless otherwise indicated)
Activity‑driven revenue	$49,393	$28,134	$19,064	$21,259	75.6%	$9,070	47.6%
Organization‑driven revenue	13,575	7,400	2,617	$6,175	83.4%	4,783	182.8%
Total revenue	$62,968	$35,534	$21,681	$27,434	77.2%	$13,853	63.9%
Activity‑driven revenue:
Number of projects added	6,858	5,247	4,167	1,611	30.7%	1,080	25.9%
Client‑reported construction value added (billions)	$72.2	$55.7	$33.8	16.5	29.6%	$21.9	64.8%
Active projects during period	12,521	9,127	6,393	3,394	37.2%	2,734	42.8%
Organization‑driven revenue:
Number of organizations	19,456	10,616	5,204	8,840	83.3%	5,412	104.0%

	Three Months Ended December 31,		Change from 2012 to 2013
	2013	2012	$	%
	(dollars in thousands, unless otherwise indicated)
Activity‑driven revenue	$9,372	$5,986	$3,386	56.6%
Organization‑driven revenue	2,631	785	1,846	235.2%
Total revenue	$12,003	$6,771	$5,232	77.3%
Activity‑driven revenue:
Number of projects added	1,466	1,048	418	39.9%
Client‑reported construction value added (billions)	$17.9	$7.3	$10.6	145.2%
Active projects during period	6,580	5,046	1,534	30.4%
Organization‑driven revenue:
Number of organizations	11,706	5,412	6,294	116.3%
Activity-driven revenue

Number of projects added. This metric represents the total number of construction projects added by our clients to our CPM, Submittal Exchange, Greengrade and Latista solutions during the reporting period. Each project on our system is created by the client and represents a unit of work they have elected to manage on our system as a single project. As a result, an individual development, structure or remodeling program may result in the creation of multiple projects on our system. A project added to our system does not necessarily become active immediately. We use the number of projects added to our solutions during a reporting period to measure the success of our strategy of further penetrating the construction market with these solutions. Also, activity-driven revenue is dependent in part on the number of projects using our solutions.

Client-reported construction value added. This metric represents the total client-entered dollar value of construction projects added by our clients to our CPM, Submittal Exchange, Greengrade and Latista solutions during the reporting period. We use client-reported construction value added to measure the success of our strategy of increasing the volume of construction activity managed with these solutions. In addition, we use this metric in conjunction with number of projects added to monitor average project size. Also, activity-driven revenue is dependent in part on project size.

Active projects during period. This metric represents the number of construction projects that have been active during the reporting period on our CPM, Submittal Exchange, Greengrade and Latista solutions. Especially with our CPM solution, clients may elect to add a new project on our system before their project activity begins. Accordingly, there may be an interval between when a project is included as a new project added and when we would consider it an active project. We use active projects during period to evaluate our penetration of the construction market with these solutions, to monitor growth from period to period. Also, activity-driven revenue is dependent in part on the number of active projects on our solutions.

We derive the metrics above from a number of sources, including information entered into our solutions by our clients, our historical data and our analysis of the actions of our clients on our solutions. Clients may adjust or update previously-entered information periodically. In particular, client-reported construction value may be modified by the client during the lifetime of the project to revise initial estimates of construction value or reflect changes in the scope or cost of the project, and client-reported construction value may increase or decrease as a result. Since these metrics are based on information available at the time they are prepared, metrics may reflect updates from those previously reported for prior periods. Historically, these updates have not been significant in amount or percentage. In addition, management is unable to independently verify the construction value data entered by our clients. Notwithstanding these limitations, based on our historical experience management believes that these metrics are valuable indicators of the overall progress of the business and the success of our various strategies.
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

Additional metrics

Adjusted EBITDA. Adjusted EBITDA represents loss before interest, taxes, depreciation and amortization, share-based compensation expense, severance expense and acquisition-related and other expenses. In the year ended September 30, 2013, Adjusted EBITDA also excluded certain offering-related expenses. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), and is a performance measure used by management in conjunction with traditional GAAP operating performance measures as part of the overall assessment of our performance including:

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

The following table presents a reconciliation from the most directly comparable GAAP measure, net loss, to Adjusted EBITDA:

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Net loss	$(24,855)	$(39,622)	$(18,793)	$14,767	(37.3)%	$(20,829)	110.8%
Net interest expense	63	4,689	2,200	(4,626)	(98.7)%	2,489	113.1%
Income tax provision	370	294	—	76	25.9%	294	N/A
Depreciation and amortization	7,741	4,525	4,080	3,216	71.1%	445	10.9%
EBITDA	$(16,681)	$(30,114)	$(12,513)	$13,433	(44.6)%	$(17,601)	140.7%
Share‑based compensation expense	8,375	12,628	2,676	(4,253)	(33.7)%	9,952	371.9%
Severance-related expenses	1,488	—	—	1,488	N/A	—	N/A
Acquisition‑related and other expenses *	764	1,172	741	(408)	(34.8)%	431	58.2%
Offering-related expenses**	—	3,104	—	(3,104)	(100.0)%	3,104	N/A
Adjusted EBITDA	$(6,054)	$(13,210)	$(9,096)	$7,156	(54.2)%	$(4,114)	45.2%

* Acquisition-related and other expenses represents acquisition, strategic transaction and certain tax-related costs.
** Offering-related expenses for the year ended September 30, 2013 represent one-time cash bonuses of $3.0 million paid to long-tenured employees in connection with the IPO and expenses related to our follow-on offering in September 2013 that were not capitalized.

	Three Months Ended December 31,		Change from 2012 to 2013
	2013	2012	$	%
	(dollars in thousands)
Net loss	$(6,676)	$(6,043)	$(633)	10.5%
Net interest expense	94	2,102	(2,008)	(0.1)%
Income tax provision (benefit)	(1,026)	35	(1,061)	(3.0)%
Depreciation and amortization	1,560	760	800	0.1%
EBITDA	$(6,048)	$(3,146)	$(2,902)	0.1%
Share-based compensation expense	1,583	661	922	0.1%
Acquisition-related expenses	423	156	267	0.2%
Adjusted EBITDA	$(4,042)	$(2,329)	$(1,713)	0.1%

Deferred revenue balance. Our deferred revenue consists of amounts that have been invoiced or contracted but that have not yet been recognized as revenue as of the end of a reporting period. Our deferred revenue balance consists of activity-driven and organization-driven revenue that is recognized ratably over the estimated life of a project or contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Key Components of Consolidated Statements of Operations

Revenue

We classify our revenue into activity-driven revenue and organization-driven revenue.

Activity-driven revenue. Activity-driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange, Greengrade and Latista solutions. Such revenue includes project fees and subscription fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors. For projects added to our Submittal Exchange and Greengrade solutions, and certain projects added to our CPM solution, we generate project fees that are based on the construction dollar value of the project. For our CPM solution, owners/developers and general contractors pay us subscription fees that are based on project activity on our system. Subcontractors pay us a usage fee for each contract managed using our CPM solution, which is based on the value of the contract.

We collect project fees and usage fees in advance, when a project becomes active and a contract is accepted by the subcontractor, respectively. We invoice our clients for subscription fees in advance, generally in six month intervals. We record deferred revenue for these upfront fees which corresponds to our obligation to provide services over the relevant period. We recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognize subscription fees over the subscription period.

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

Operating Expense

Cost of Services. Cost of services represents costs related to hosting our solutions, licensing fees, certain taxes, client implementation and ongoing support and other service-related costs, including bank and telecommunication fees. These costs consist primarily of personnel-related expenses, including salaries, benefits, bonuses and share-based compensation. Cost of services is exclusive of depreciation and amortization which is presented as a separate line item.

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

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation of fixed assets, amortization of internally-developed software, and amortization of intangible assets. The amounts are amortized on a straight line basis over the anticipated useful life of the related asset.

Other Expense, Net. Other expense, net has consisted primarily of interest expense incurred on our loan payable to related party for our headquarters, interest expense on convertible debentures and interest related to other notes payable and capital leases. The interest expense consisted primarily of the stated interest; amortization of discounts resulting from detachable warrants; amortization of discounts resulting from beneficial conversion features and fair value of embedded derivatives, if applicable; and recognition of unamortized discounts upon conversion of debentures containing beneficial conversion features.

Results of Operations

Fiscal Years Ended December 31, 2014, September 30, 2013 and September 30, 2012
The following tables set forth our results of operations for the years ended December 31, 2014, September 30, 2013, and September 30, 2012, as well as the respective year-over-year variances. The tables also present the results of operations as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Revenues	$62,968	$35,534	$21,681	$27,434	77%	$13,853	64%
Operating expenses:
Cost of services	12,851	11,754	6,152	1,097	9%	5,602	91%
General and administrative	25,249	23,479	11,105	1,770	8%	12,374	111%
Sales and marketing	20,518	12,707	5,995	7,811	61%	6,712	112%
Technology and development	21,031	18,148	11,123	2,883	16%	7,025	63%
Depreciation and amortization	7,741	4,525	4,080	3,216	71%	445	11%
Total operating expenses	87,390	70,613	38,455	16,777	24%	32,158	84%
Loss from operations	(24,422)	(35,079)	(16,774)	10,657	(30)%	(18,305)	109%
Other expense, net	(63)	(4,249)	(2,019)	4,186	(99)%	(2,230)	110%
Loss before income taxes	(24,485)	(39,328)	(18,793)	14,843	(38)%	(20,535)	109%
Income tax provision	370	294	—	76	26%	294	N/A
Net loss	(24,855)	(39,622)	(18,793)	14,767	(37)%	(20,829)	111%
Less: Net loss attributable to non-controlling interests	(169)	(2,738)	(2,866)	2,569	(94)%	128	(4)%
Net loss attributable to Textura Corporation	(24,686)	(36,884)	(15,927)	12,198	(33)%	(20,957)	132%
Accretion of redeemable Series A-1 preferred stock	—	3,549	3,373	(3,549)	(100)%	176	5%
Accretion of redeemable non‑controlling interest	199	325	—	(126)	(39)%	325	N/A
Dividends on Series A-2 preferred stock	—	335	480	(335)	(100)%	(145)	(30)%
Beneficial conversion of Series A-2 preferred stock	—	7,161	—	(7,161)	(100)%	7,161	N/A
Net loss attributable to Textura Corporation common stockholders	$(24,885)	$(48,254)	$(19,780)	$23,369	(48)%	$(28,474)	144%

	Year Ended
	December 31, 2014	September 30, 2013	September 30, 2012
Revenues	100%	100%	100%
Operating expenses:
Cost of services	20%	33%	28%
General and administrative	40%	66%	51%
Sales and marketing	33%	36%	28%
Technology and development	34%	51%	51%
Depreciation and amortization	12%	13%	19%
Total operating expenses	139%	199%	177%
Loss from operations	(39)%	(99)%	(77)%
Other expense, net	—%	(12)%	(9)%
Loss before taxes	(39)%	(111)%	(87)%
Income tax provision	1%	1%	—%
Net loss	(40)%	(112)%	(87)%
Operating Metrics

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands, unless otherwise indicated)
Activity‑driven revenue	$49,393	$28,134	$19,064	$21,259	76%	$9,070	48%
Organization‑driven revenue	13,575	7,400	2,617	$6,175	83%	4,783	183%
Total revenue	$62,968	$35,534	$21,681	$27,434	77%	$13,853	64%
Activity‑driven revenue:
Number of projects added	6,858	5,247	4,167	1,611	31%	1,080	26%
Client‑reported construction value added (billions)	$72.2	$55.7	$33.8	16.5	30%	$21.9	65%
Active projects during period	12,521	9,127	6,393	3,394	37%	2,734	43%
Organization‑driven revenue:
Number of organizations	19,456	10,616	5,204	8,840	83%	5,412	104%
Adjusted EBITDA	$(6,054)	$(13,210)	$(9,096)	$7,156	(54)%	$(4,114)	45%
Deferred revenue balance as of the end of period	$35,583	$21,891	$14,166	$13,692	63%	$7,725	55%
Activity-driven revenue. Activity-driven revenue increased $21.3 million, or 76%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The increase was primarily attributable to a 31% increase in the number of projects added to our solutions, a 30% increase in client-reported construction value added and a 37% increase in the number of active projects during the period.
For several of our CPM general contractor clients, during 2014 we established subscription arrangements that combine subscription fees and project fees into one fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number of projects added to our system. As a result of these subscription arrangements, nonrecurring revenue recognized during the year ended December 31, 2014 was approximately $1.3 million.
Activity-driven revenue increased $9.1 million, or 48%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was due primarily to a 26% increase in the number of projects added to our solutions, a 65% increase in client-reported construction value added and a 43% increase in the number of active projects during the period.
Organization-driven revenue. Organization-driven revenue increased $6.2 million, or 83%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. This increase was driven by Planswift growth as well as the

Planswift acquisition in January 2013, resulting in twelve months of Planswift revenue of $9.0 million in the year ended December 31, 2014 compared to eight months of Planswift revenue of $4.2 million in the year ended September 30, 2013.
Organization-driven revenue increased $4.8 million, or 183%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The acquisition of our Planswift solution in January 2013 generated revenue of $4.2 million and increased the number of organizations by 4,739 in the year ended September 30, 2013. The remainder of the increase was due primarily to an increase in the number of organizations using our PQM and GradeBeam solutions.
Cost of services

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Cost of services	$12,851	$11,754	$6,152	$1,097	9%	$5,602	91%
Percent of revenue	20%	33%	28%

Cost of services expenses increased $1.1 million, or 9%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The increase was primarily driven by a $2.2 million increase in personnel-related expenses due to increased headcount. In addition, other service-related costs increased $1.8 million due to $0.7 million increase in sales tax expense, $0.4 million increase in travel expenses, $0.3 million increase in bank service fees and $0.1 million increase in licenses, facilities-related costs, software and hardware purchases, and also recruiting expenses to support growth of the business. These increases were partially offset by $1.6 million and $1.4 million decreases in stock-based compensation and bonus expenses, respectively, incurred during the prior year in connection with the IPO. Cost of services expenses decreased as a percent of revenue compared to the prior year due to revenue growth as well as the costs incurred during the prior year in connection with the IPO.

Cost of services expenses increased $5.6 million, or 91%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase in cost of services was due primarily to a $4.4 million increase in personnel-related expenses, driven by stock-based compensation and bonus expense incurred in connection with the IPO. Headcount grew by 40% from the prior year, which also contributed to the increase in personnel-related expenses. In addition, other service-related costs increased $1.2 million due primarily to an $0.8 million increase related to certain taxes and an increase in referral fees and costs associated with selling the PlanSwift solution, which we acquired in January 2013. Cost of services expenses increased as a percent of revenue compared to the prior year due to the costs incurred in connection with the IPO.

General and administrative

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
General and administrative	$25,249	$23,479	$11,105	$1,770	8%	$12,374	111%
Percent of revenue	40%	66%	51%

General and administrative expenses increased $1.8 million, or 8%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The increase was primarily due to a $2.5 million increase in personnel-related expenses due to increased headcount. In addition, other expenses increased by $2.4 million due to $0.7 million increase in software and hardware purchases, $0.5 million increase in facilities-related costs, $0.5 million increase in insurance fees, $0.4 million increase in rent expense, $0.2 million increase in travel expense and $0.1 million increase in recruiting expense to support growth of the business. These increases were partially offset by $1.3 million and $0.7 million decreases in bonus and stock-based compensation expenses, respectively, incurred during the prior year in connection with the IPO. Other offsetting factors included $0.4 million decrease in franchise taxes, $0.4 million decrease in professional services and regulatory expenses and $0.3 million decrease in other miscellaneous overhead expenses incurred during the prior year in connection with the IPO. General and administrative expenses decreased as a percent of revenue compared to the prior year due to revenue growth as well as the costs incurred during the prior year in connection with the IPO.

General and administrative expenses increased $12.4 million, or 111%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was due primarily to $6.7 million increase in personnel-related expenses and $2.5 million increase in professional services costs incurred in connection with the IPO and to support our other strategic and corporate initiatives. The increase in personnel expenses was due primarily to stock-based compensation and bonus expense incurred in connection with the IPO. Headcount growth of 78% from the prior year also contributed to the increase in personnel expenses. The increase in headcount was driven by the addition of resources to support the growth of the company as well as our acquisition of the PlanSwift solution in January 2013. In addition, franchise and real estate taxes increased by $0.8 million, facilities-related costs increased by $0.4 million, equipment and maintenance expense increased by $0.4 million, insurance expense increased by $0.2 million, travel expense increased by $0.1 million, and other miscellaneous overhead expenses increased by $1.3 million. General and administrative expenses increased as a percent of revenue compared to the prior year due to costs incurred in connection with the IPO.

Sales and marketing

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Sales and marketing	$20,518	$12,707	$5,995	$7,811	61%	$6,712	112%
Percent of revenue	33%	36%	28%
Sales and marketing expenses increased $7.8 million, or 61%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The increase was primarily due to a $4.8 million increase in personnel-related expenses driven by increased headcount. The increase was also driven by $1.2 million increase in commissions and $0.6 million increase in severance expense. In addition, other expenses increased by $2.8 million due to $1.9 million increase in travel and marketing expenses, $0.3 million increase in software and hardware purchases, $0.3 million increase in professional service expenses, $0.1 million increase in recruiting expense, $0.1 million increase in facilities-related costs and $0.1 million increase in miscellaneous expenses. These increases were partially offset by a $1.0 million decrease in stock-based compensation expense incurred during the prior year in connection with the IPO. Sales and marketing expenses decreased as a percent of revenue compared to the prior year due to revenue growth as well as the costs incurred during the prior year in connection with the IPO.

Sales and marketing expenses increased $6.7 million, or 112%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was primarily due to a $6.1 million increase in personnel-related expenses, which related to stock-based compensation and bonus expense incurred in connection with the IPO. The increase in personnel expenses was also associated with the PlanSwift solution, which we acquired in January 2013, and subsequent hiring. Headcount increased by 91% from the prior year. In addition, promotional activities and travel expenses each increased by $0.3 million from the prior year. Sales and marketing expenses increased as a percent of revenue compared to the prior year due to costs incurred in connection with the IPO.

Technology and development

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Technology and development	$21,031	$18,148	$11,123	$2,883	16%	$7,025	63%
Percent of revenue	34%	51%	51%

Technology and development expenses increased $2.9 million, or 16%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The increase was primarily due to a $3.3 million increase in personnel-related expenses driven by higher headcount and severance expense. In addition, other expenses increased by $1.6 million due to $0.9 million increase in professional services expenses, $0.3 million increase in recruiting expenses, $0.2 million increase in facilities-related costs, and $0.2 million increase in travel expenses. These increases were partially offset by $1.0 million decreases in both stock-based compensation and bonus expenses incurred during the prior year in connection with the IPO. We capitalized an additional $5.3 million of software development costs compared to the prior year, which reduced total personnel and professional service expenses. Technology and development expenses decreased as a percent of revenue compared to the prior year due to revenue growth, costs incurred during the prior year in connection with the IPO, and the increase in capitalized software development costs.

Technology and development expenses increased $7.0 million, or 63%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was primarily due to a $7.2 million increase in personnel-related expenses, driven by stock-based compensation and bonus expenses incurred in connection with the IPO. The increase in personnel-related expenses was also driven by headcount growth of 63% in connection with the addition of resources to support the growth of the company as well as our acquisition of the PlanSwift solution in January 2013. Equipment and maintenance expenses also increased by $0.1 million compared to the prior year. These increases in technology and development expenses were partially offset by a $0.5 million decrease in third-party development fees as a portion of the development projects performed by outside developers in previous years were either completed prior to the current year or performed by the internal development staff. We capitalized an additional $0.7 million of software development costs compared to the prior year, which reduced total personnel and professional service expenses. Technology and development expenses as a percent of revenue did not change from the prior year, as the impact of revenue growth and the increased capitalized software development costs was offset by the costs incurred in connection with the IPO.

Depreciation and amortization

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Depreciation and amortization	$7,741	$4,525	$4,080	$3,216	71%	$445	11%
Percent of revenue	12%	13%	19%
Depreciation and amortization expenses increased by $3.2 million, or 71%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The increase was primarily driven by a $2.0 million increase in amortization expenses related to the intangible assets acquired in the acquisition of the Planswift and Latista solution in January 2013 and December 2013, respectively. Depreciation expense also increased by $0.8 million due to an increase in fixed assets. Additionally, we incurred a $0.4 million increase in amortization expense due to capitalized software development costs for solutions that have been placed into service. These increases were partially offset by several intangible assets that became fully amortized during the year ended December 31, 2014. We obtained these intangible assets in the acquisition of Gradebeam and Submittal Exchange in October 2011 and November 2011, respectively.
Depreciation and amortization expenses increased by $0.4 million, or 11%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was primarily due to $1.0 million increase in amortization expenses related to the intangible assets acquired in the acquisition of the PlanSwift solution in January 2013 and $0.1 million increase in expense related to amortization of Submittal Exchange intangible assets acquired in the quarter ended December 31, 2011. These increases were partially offset by a $0.7 million decrease in amortization expense due to certain internally-developed software that became fully amortized in September 2012.

Other expense, net

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Other expense, net	$(63)	$(4,249)	$(2,019)	$4,186	(99)%	$(2,230)	110%
Other expense, net, decreased by $4.2 million, or 99%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The decreases were primarily due to the absence of interest expense related to convertible debentures and notes payable that were outstanding during the year ended September 30, 2013.
Other expense, net, increased by $2.2 million, or 110%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The increase was primarily due to $1.6 million in interest expense recognized upon the conversion of convertible debentures in December 2012 and June 2013, as well as $0.8 million in interest related to notes that were issued in the quarter ended March 31, 2013 and repaid in connection with the IPO in June 2013. These increases in other expense, net, were partially offset by an increase of a non‑cash gain related to the change in the fair value of derivatives of $0.3 million.

Additional metrics

	Year Ended			Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Adjusted EBITDA	$(6,054)	$(13,210)	$(9,096)	$7,156	(54)%	$(4,114)	45%
Adjusted EBITDA loss decreased $7.2 million, or 54%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The decrease in Adjusted EBITDA loss was driven primarily by revenue growth, partially offset by higher personnel-related costs to support increased headcount and a general increase in expenses to support growth of our business.

Adjusted EBITDA loss increased $4.1 million, or 45%, in the year ended September 30, 2013 as compared to the year ended September 30, 2012. The decreases were due primarily to higher personnel-related and professional services expenses incurred in connection with the IPO and to support the process of becoming a public company and our other strategic and corporate initiatives, partially offset by higher revenue.

	As of				Change from 2013 to 2014		Change from 2012 to 2013
	December 31, 2014	December 31, 2013	September 30, 2013	September 30, 2012	$	%	$	%
	(dollars in thousands)
Deferred revenue	$35,583	$25,831	$21,891	$14,166	$9,752	38%	$7,725	55%
Deferred revenue increased $9.8 million, or 38%, from December 31, 2013 to December 31, 2014. The increase was primarily driven by a $7.4 million, or 57%, increase in deferred revenue related to higher billings for our CPM solution during the period. This increase was consistent with consolidated revenue growth for the period. Increased billings for our Submittal Exchange, Gradebeam and Planswift solutions also contributed to the increase in deferred revenue.

Deferred revenue increased $7.7 million, or 55%, from September 30, 2012 to September 30, 2013. The variance was primarily due to an increase in deferred revenue of $8.4 million related to higher billings for our CPM solution during the period and, to a lesser extent, billings for our Submittal Exchange and PlanSwift solutions, which we acquired in November 2011 and January 2013, respectively. Offsetting these increases was a decrease of $0.7 million related to the reclassification of development revenue to accrued expenses that is refundable to our partner under the terms of the referral agreement (see Note 17 to the Consolidated Financial Statements). Revenue related to this particular agreement has not been material (less than $0.1 million in the years ended September 30, 2013 and December 31, 2014) and it is not expected to be material going forward.

Three Months Ended December 31, 2013 and December 31, 2012
The following tables set forth our results of operations for the three months ended December 31, 2013 and 2012, as well as the year-over-year variances. The tables also present the results of operations as a percentage of our revenues for the periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended December 31,
	2013	2012
	(dollars in thousands)
Revenues	$12,003	$6,771
Operating expenses:
Cost of services	2,742	1,688
General and administrative	5,378	3,705
Sales and marketing	4,264	1,818
Technology and development	5,667	2,995
Depreciation and amortization	1,560	760
Total operating expenses	19,611	10,966
Loss from operations	(7,608)	(4,195)
Other expense, net	(94)	(1,813)
Loss before income taxes	(7,702)	(6,008)
Income tax provision (benefit)	(1,026)	35
Net loss	(6,676)	(6,043)
Less: Net loss attributable to non-controlling interests	(79)	(1046)
Net loss attributable to Textura Corporation	(6,597)	(4,997)
Accretion of redeemable Series A-1 preferred stock	—	165
Accretion of redeemable non‑controlling interest	70	76
Dividends on Series A-2 preferred stock	—	120
Net loss attributable to Textura Corporation common stockholders	$(6,667)	$(5,358)

	Three Months Ended December 31,
	2013	2012
Revenues	100%	100%
Operating expenses:
Cost of services	23%	25%
General and administrative	45%	55%
Sales and marketing	36%	27%
Technology and development	47%	44%
Depreciation and amortization	13%	11%
Total operating expenses	163%	162%
Loss from operations	(63)%	(62)%
Other expense, net	(1)%	(27)%
Loss before taxes	(64)%	(89)%
Income tax provision (benefit)	(9)%	1%
Net loss	(56)%	(89)%

Operating Metrics

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands, unless otherwise indicated)
Activity‑driven revenue	$9,372	$5,986	$3,386	57%
Organization‑driven revenue	2,631	785	1,846	235%
Total revenue	$12,003	$6,771	$5,232	77%
Activity‑driven revenue:
Number of projects added	1,466	1,048	418	40%
Client‑reported construction value added (billions)	$17.9	$7.3	$10.6	145%
Active projects during period	6,580	5,046	1,534	30%
Organization‑driven revenue:
Number of organizations	11,706	5,412	6,294	116%
Activity-driven revenue. Activity-driven revenue increased $3.4 million, or 57%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily driven by a 40% increase in the number of projects added to our solutions, a 30% increase in the number of active projects during the period, and a 145% increase in client-reported construction value added. The number of projects added, client-reported construction value added and active projects related to the Latista solution are not included in the table above due to the timing of the Latista acquisition in December 2013. Revenue for Latista during the period from December 2, 2013, the acquisition date, to December 31, 2013 was $0.2 million.
Organization-driven revenue. Organization-driven revenue increased $1.8 million, or 235%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Our PlanSwift solution, which we acquired in January 2013, generated revenue of $1.7 million and increased the number of organizations by 5,614 in the three months ended December 31, 2013.
Cost of services

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Cost of services	$2,742	$1,688	$1,054	62%
Percent of revenue	23%	25%

Cost of services increased $1.1 million, or 62%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase in cost of services was primarily due to a $0.5 million increase in personnel-related expenses, driven by stock-based compensation and an increase in headcount, related to both the growth of the business and the increase in personnel from the PlanSwift and Latista acquisitions. In addition, other service-related costs increased $0.5 million due to revenue growth for our solutions and the acquisition of PlanSwift in January 2013.
General and administrative

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
General and administrative	$5,378	$3,705	$1,673	45%
Percent of revenue	45%	55%
General and administrative expenses increased $1.7 million, or 45%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to a $0.8 million increase in personnel-related expenses as well as a $0.2 million increase related to consulting costs. The increase in personnel-related expenses was primarily driven by stock-based compensation and an increase in headcount, related to both the ongoing requirements of being a public company and the increase in personnel from the PlanSwift and Latista acquisitions. In addition, equipment and maintenance expense and franchise tax expense each increased by $0.2 million and insurance expense increased by $0.1 million as compared to the prior-year period.
Sales and marketing

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$4,264	$1,818	$2,446	135%
Percent of revenue	36%	27%
Sales and marketing expenses increased $2.4 million, or 135%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to a $2.0 million increase in personnel-related expenses which related to stock-based compensation, commissions, and an increase in headcount, related to both the growth of the business and the increase in personnel from the PlanSwift and Latista acquisitions as well as increased selling activities by our CPM client services team during the period. In addition, promotional activities increased by $0.3 million and other miscellaneous overhead expenses increased by $0.2 million as compared to the prior-year period.
Technology and development

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Technology and development	$5,667	$2,995	$2,672	89%
Percent of revenue	47%	44%
Technology and development expenses increased $2.7 million, or 89%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to a $1.8 million increase in personnel-related expenses, driven by stock-based compensation and an increase in headcount, related to both the growth of the business and the increase in personnel from the PlanSwift and Latista acquisitions. In addition, third-party development fees increased by $0.4 million and recruiting expenses increased by $0.2 million from the prior-year period.
Depreciation and amortization

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$1,560	$760	$800	105%
Percent of revenue	13%	11%
Depreciation and amortization expenses increased by $0.8 million, or 105%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to a $0.5 million increase in amortization expenses related to the intangible assets acquired in the acquisition of PlanSwift in January 2013 and the acquisition of Latista in December 2013. In addition, depreciation expense increased $0.3 million driven by the increase in fixed assets to support the growth of the Company.
Other expense, net

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(94)	$(1,813)	$1,719	(95)%
Other expense, net, decreased by $1.7 million, or 95%, in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The decrease was primarily due to non-cash interest expense and change in the fair value of derivatives as a result of the conversion of certain convertible debentures in the three months ended December 31, 2012.

Additional metrics

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(4,042)	$(2,329)	$(1,713)	74%
Adjusted EBITDA loss increased $1.7 million, or 74%, from the three months ended December 31, 2012 to the three months ended December 31, 2013. The decrease was primarily due to higher personnel-related and professional services expenses, partially offset by higher revenue.

	December 31, 2013	September 30, 2013	Change	% Change
	(dollars in thousands)
Deferred revenue	$25,831	$21,891	$3,940	18%
Deferred revenue increased $3.9 million, or 18%, from September 30, 2013 to December 31, 2013. The increase was due largely to the Latista acquisition, which contributed $3.4 million of deferred revenue as of December 31, 2013.

Liquidity and Capital Resources

We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our IPO in June 2013 and follow-on offering in September 2013, private placements of subordinated convertible debentures, notes payable, leases payable and cash provided by operating activities. Our primary source of liquidity as of December 31, 2014 consisted of $66.8 million of cash and cash equivalents.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures, acquisitions and to service our loan payable to related party, which was repaid in full in October 2013. We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.

Over the next 12 months, we have planned capital expenditures of approximately $10 million and no expected debt service obligations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next twelve months, including these capital expenditures.

The following tables set forth a summary of our cash flows for the periods indicated:

	Year Ended
	December 31, 2014	September 30, 2013	September 30, 2012
	(in thousands)
Net cash provided by (used in) operating activities	$1,825	$(11,825)	$(3,403)
Net cash used in investing activities	$(9,383)	$(3,305)	$(12,842)
Net cash provided by (used in) financing activities	$(2,591)	$138,721	$14,478

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(6,124)	$(2,087)
Net cash used in investing activities	$(35,231)	$(19)
Net cash used in financing activities	$(9,208)	$(178)

Net Cash Provided by (Used in) Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to drive future revenue growth and support that anticipated growth. During the year ended December 31, 2014, we generated positive cash flow from operating activities for the first time. This was mainly attributable to the leverage we have experienced in our business model, with revenue growing at a higher rate than our operating expenses. We expect this cash flow trend to continue for the foreseeable future, though it may fluctuate quarter to quarter.

In the year ended December 31, 2014, cash from operating activities was $1.8 million. During this period, $16.4 million, or 66%, of our net loss of $24.9 million consisted of non-cash items, including $7.7 million of depreciation and amortization expense, $8.4 million of share-based compensation expense, and $0.3 million of deferred income taxes. Working capital changes included a $9.8 million increase in deferred revenue and a $2.3 million increase in accounts payable and accrued expenses, partially offset by a $1.8 million decrease in current and other assets. The increase in cash flow in the year ended December 31, 2014 compared to $11.8 million in cash used in operating activities in the year ended September 30, 2013 was primarily driven by higher revenue, deferred revenue and other working capital balances, partially offset by higher personnel-related and other costs to support the growth of our business.

In the year ended September 30, 2013, $20.9 million, or 53%, of our net loss of $39.6 million consisted of non-cash items, including $4.5 million of depreciation and amortization expense, $3.2 million of non-cash interest expense and the change in fair value of derivatives, $12.6 million of share-based compensation expense, $0.3 million of deferred income taxes and $0.2 million related to issuance of warrants for referral fees. Working capital changes included a $7.2 million increase in deferred revenue and a $2.5 million increase in accounts payable and accrued expenses, partially offset by a $2.8 million decrease in current and other assets. The increase of $8.4 million in cash used in operating activities from the year ended September 30, 2012 to 2013 was primarily a result of higher expenses incurred in connection with the IPO, including one-time cash bonuses of $3.0 million paid to long-tenured employees, and due to an increase in headcount, both as a result of additional resources added to support the growth of the company and in connection with the acquisition of the PlanSwift solution in January 2013. These increases in expenses were partially offset by higher revenue during the year ended September 30, 2013.

In the three months ended December 31, 2013, $2.2 million, or 33%, of our net loss of $6.7 million consisted of non-cash items, including $1.6 million of depreciation and amortization expense, $1.6 million of share-based compensation expense, a $1.0 million income tax benefit and $0.1 million of non-cash interest expense. Working capital changes included a $1.8 million increase in deferred revenue, partially offset by a $1.8 million decrease in accounts payable and accrued expenses and a $1.7 million decrease in current and other assets. The increase of $4.1 million in cash used in operating activities from the three months ended December 31, 2012 to the three months ended December 31, 2013 was primarily a result of higher personnel-related and professional services expenses, partially offset by higher revenue, and changes in working capital balances year over year.

Net Cash Used In Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In the year ended December 31, 2014, cash used in investing activities was $9.4 million, which primarily related to capital expenditures of $8.1 million and an increase in restricted cash of $1.3 million.

In the year ended September 30, 2013, cash used in investing activities was $3.3 million, which primarily related to capital expenditures of $1.8 million, cash paid in connection with our acquisition of the PlanSwift solution in January 2013 of $1.0 million and an increase in restricted cash of $0.5 million.

In the year ended September 30, 2012, we used $12.8 million of cash in investing activities, which consisted of $2.4 million of net cash consideration for our acquisition of Submittal Exchange, $10.0 million of cash consideration for our acquisition of GradeBeam and $0.4 million of capital expenditures.

In the three months ended December 31, 2013, cash used in investing activities was $35.2 million, which primarily related to $34.9 million in cash paid in connection with our acquisition of Latista in December 2013 and capital expenditures of $1.4 million, partially offset by a decrease in restricted cash of $1.0 million.

Net Cash Provided by (Used in) Financing Activities

In the year ended December 31, 2014, net cash used by financing activities was $2.6 million, driven by the withholding of shares of common stock with an aggregate value of $4.1 million to satisfy tax withholding obligations related to the payment of restricted stock units (see Note 14 to the Consolidated Financial Statements), the purchase of Minter Ellison's interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.6 million and $1.0 million related to the payment of notes payable and capital leases. These cash outflows were partially offset by $4.1 million of proceeds from the exercise of stock options and warrants.

In the year ended September 30, 2013, net cash provided by financing activities was $138.7 million, which primarily consisted of $138.6 million in proceeds from the IPO and follow-on offering, net of underwriting discounts and commissions and other offering costs that had been paid through September 30, 2013, proceeds from the issuance of long-term notes totaling $6.9 million, $2.2 million in proceeds from the exercise of stock options and warrants, and Minter Ellison’s cash investment of $0.4 million in the Textura Australasia Pty. Ltd. joint venture (see Note 2 to the Consolidated Financial Statements). These cash inflows were partially offset by $8.0 million in debt repayments and $0.6 million paid for the repurchase of outstanding common shares.

In the year ended September 30, 2012, cash provided by financing activities was $14.5 million, due primarily to the issuance of $14.7 million of convertible debentures, of which $1.8 million was allocated to the beneficial conversion feature and the detachable warrants issued in connection with the convertible debentures, partially offset by $0.5 million in payments on the mortgage for our headquarters. The majority of these activities occurred in the three months ended December 31, 2011.

In the three months ended December 31, 2013, net cash used in financing activities was $9.2 million, which primarily consisted of $10.2 million paid in connection with the repayment of our bank loan and deferred offering costs of $1.0 million, partially offset by proceeds from the exercise of options and warrants of $2.2 million.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1 - 3 years	3 −5 years	More than 5 years
Capital leases (1)	$428	$428	$—	$—	$—
Lease obligations (2)	1,944	616	1,085	243	—
Total contractual obligations	$2,372	$1,044	$1,085	$243	$—

(1)	Capital lease arrangements relate to certain fixed asset acquisitions in the year ended September 30, 2013. All outstanding capital leases will expire during the year ending December 31, 2015.

(2)	Lease obligations include office leases in Des Moines, Iowa, Phoenix, Arizona, Bountiful, Utah and Reston, Virginia and other office furniture and equipment leases.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. In some instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Our management evaluates its estimates and assumptions on an ongoing basis.

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

Activity-driven revenue. Activity-driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange, Greengrade and Latista solutions. Such revenue includes project fees and subscription fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors. We recognize activity-driven revenue when there is evidence that the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of our services has occurred and collection of payment from the project participant is reasonably assured. We recognize subscription fees ratably over the subscription period, which is typically between 6 to 36 months, and we recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise our estimates as necessary. The estimated life of the projects on our solutions historically has ranged from 5 to 32 months, and depends on the construction value of the project and the solution being utilized. The estimated life of the contracts on our CPM solution historically has ranged from 4 to 20 months, and depends on the value of the contract.

Organization-driven revenue. Organization-driven revenue is generated when clients subscribe to our GradeBeam, PQM and BidOrganizer solutions. We recognize organization-driven revenue when there is evidence of a subscription arrangement on our system, the fee is fixed and determinable, delivery of our services has occurred, and collection of payment from the organization is reasonably assured. These fees are recognized ratably over the applicable service period, ranging from 6 to 36 months.

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

We have established VSOE based on our historical pricing and discounting practices for maintenance, training and certain software licenses when sold separately. In establishing VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The application of VSOE methodologies requires judgment, including the identification of individual elements in multiple element arrangements and whether there is VSOE for some or all elements. Changes to the elements in our sales arrangements, or our ability to establish VSOE for those elements, may impact the timing of revenue recognition, which may result in a material change to the amount of revenue recorded in a given period.

Share-Based Compensation

We account for stock options granted to employees and directors by recording compensation expense based on the award’s fair value, estimated on the date of grant using the Black-Scholes option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.

Determining the fair value of stock options under the Black-Scholes option-pricing model requires judgment, including estimating the fair value per share of our common stock as a private company prior to our IPO, volatility, expected term of the awards, dividend yield and the risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, share-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.

We developed our assumptions as follows:

•
Fair value of common stock. Prior to the IPO, given the absence of an active market for our common stock, our board of directors was required to estimate the fair value of our common stock at the time of each grant of stock-based awards. From 2006 through the closing of the IPO, our management regularly engaged an independent third party valuation firm to prepare contemporaneous valuation analyses near the time of each grant to assist our board of directors in this determination. Subsequent to the IPO, our publicly traded stock price provided an active market for our common stock, thus eliminating the need to estimate the fair value of our common stock.

•
Volatility. The expected price volatility for our common stock is estimated by taking the median historic price volatility for industry peers based on daily prices over a period equivalent to the expected term of the stock option grants.

•
Expected term. The expected term is estimated to be the mid-point between the vesting date and the expiration date of the award. We believe use of this approach is appropriate as we have limited history of option exercises upon which to base an expected term.

•	Risk-free interest rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the options.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired and is not amortized. Goodwill is subject to impairment testing at least annually, typically with the option to perform either a qualitative or quantitative assessment. However, if it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative assessment is required. Goodwill is measured for impairment on an annual basis, or in interim periods, if indicators of potential impairment exist. We test goodwill for impairment at a single reporting unit level and we have not reported any goodwill impairments to date. Our annual goodwill impairment testing date is November 1.

We evaluated both qualitative and quantitative characteristics in determining our reporting units and determined that we have one reporting unit. Our management team reviews our historical profit and loss information and metrics on a consolidated basis. In addition, the majority of the components utilize a common distribution platform that enables sharing of resources and development across solutions. We also believe that goodwill is recoverable from the overall operations given the economies of scale and leveraging capabilities of the various components.

During the fourth quarter of the year ended December 31, 2014, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. We evaluated various qualitative factors as part of our assessment, including our market capitalization, the health and growth of our business and overall macroeconomic factors. As a result of our assessment, we determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

If management’s estimates of future operating results change, if there are changes in identified reporting units or if there are changes to other significant assumptions, the estimated carrying values of such reporting units and the estimated fair value of goodwill could change significantly, and could result in an impairment charge.

Intangible Assets

Intangible assets consist of acquired developed product technologies, acquired client relationships, non-competition agreements and trade names. We record intangible assets at fair value and amortize them over their estimated useful lives. We estimate the useful lives of acquired developed product technologies, existing client relationships and trade names based on factors that include the planned use of and the expected pattern of future cash flows to be derived from each of them. The useful lives of non-competition agreements are equal to their contractual lives. We include amortization of intangible assets in depreciation and amortization expenses in our consolidated statement of operations.

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

During the year ended September 30, 2012, the actual operating results for GradeBeam met assumptions management used to determine the purchase price of the acquisition, but underperformed compared to GradeBeam’s revenue forecast at the time of acquisition. In preparing projected future results and analysis of recent actual results, we believe a triggering event had occurred requiring an impairment analysis. The impairment analysis of GradeBeam’s developed technology and customer relationship carrying values during the fourth quarter of the year ended September 30, 2012 indicated there was no impairment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. However, as of December 31, 2014, a large portion of our cash balance is invested in a highly liquid money market account and, therefore, is not subject to significant interest rate risk.

Foreign Currency Risk

We do not believe that fluctuation in the exchange rates of currencies other than the U.S. dollar has had a material effect on our business, financial condition or results of operations. Approximately 10% of our revenues, predominantly those derived from clients located in Canada, currently are denominated in a currency other than the U.S. dollar. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition or results of operations.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Textura Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, redeemable securities and equity (deficit), and cash flows present fairly, in all material respects, the financial position of Textura Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for the years ended December 31, 2014, September 30, 2013 and September 30, 2012 and the three months ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 6, 2015

Textura Corporation
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$66,758	$77,130
Accounts receivable, net of allowance for doubtful accounts of $254 and $148 at December 31, 2014 and 2013, respectively	8,274	5,516
Prepaid expenses and other current assets	1,163	2,631
Total current assets	76,195	85,277
Property and equipment, net	26,103	21,070
Restricted cash	1,780	530
Goodwill	52,848	52,848
Intangible assets, net	12,132	17,108
Other assets	226	1,217
Total assets	$169,284	$178,050

Liabilities, Redeemable Securities and Equity
Current liabilities
Accounts payable	$1,699	$1,522
Accrued expenses	9,874	8,053
Deferred revenue, short-term	31,923	22,482
Notes and leases payable, short-term	412	842
Total current liabilities	43,908	32,899
Deferred revenue, long-term	3,660	3,349
Notes and leases payable, long-term	—	638
Other long-term liabilities	1,028	2,324
Total liabilities	48,596	39,210
Commitments and Contingencies (Note 11)
Redeemable non‑controlling interest	—	355
Stockholders’ equity
Common stock, $.001 par value; 90,000 shares authorized; 26,247 and 25,247 shares issued and 25,588 and 24,785 shares outstanding at December 31, 2014 and December 31, 2013, respectively	26	25
Additional paid in capital	340,344	329,073
Treasury stock, at cost; 659 and 462 shares at December 31, 2014 and December 31, 2013, respectively	(9,923)	(5,831)
Accumulated other comprehensive loss	(340)	(49)
Accumulated deficit	(209,419)	(184,733)
Total Textura Corporation stockholders’ equity	120,688	138,485
Total liabilities, redeemable securities and equity	$169,284	$178,050

The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
Revenues	$62,968	$12,003	$35,534	$21,681
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	12,851	2,742	11,754	6,152
General and administrative	25,249	5,378	23,479	11,105
Sales and marketing	20,518	4,264	12,707	5,995
Technology and development	21,031	5,667	18,148	11,123
Depreciation and amortization	7,741	1,560	4,525	4,080
Total operating expenses	87,390	19,611	70,613	38,455
Loss from operations	(24,422)	(7,608)	(35,079)	(16,774)
Other expense, net
Interest income	70	26	28	5
Interest expense	(133)	(120)	(4,717)	(2,205)
Change in fair value of conversion option liability	—	—	440	181
Total other expense, net	(63)	(94)	(4,249)	(2,019)
Loss before income taxes	(24,485)	(7,702)	(39,328)	(18,793)
Income tax provision (benefit)	370	(1,026)	294	—
Net loss	(24,855)	(6,676)	(39,622)	(18,793)
Less: Net loss attributable to non-controlling interests	(169)	(79)	(2,738)	(2,866)
Net loss attributable to Textura Corporation	(24,686)	(6,597)	(36,884)	(15,927)
Accretion of redeemable Series A-1 preferred stock	—	—	3,549	3,373
Accretion of redeemable non‑controlling interest	199	70	325	—
Dividends on Series A-2 preferred stock	—	—	335	480
Beneficial conversion of Series A-2 preferred stock	—	—	7,161	—
Net loss attributable to Textura Corporation common stockholders	$(24,885)	$(6,667)	$(48,254)	$(19,780)
Net loss per share attributable to Textura Corporation common stockholders, basic and diluted	$(0.99)	$(0.27)	$(3.58)	$(2.31)
Weighted-average number of common shares outstanding, basic and diluted	25,184	24,679	13,492	8,548
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
Net loss	$(24,855)	$(6,676)	$(39,622)	$(18,793)
Other comprehensive loss:
Foreign currency translation loss	(298)	(35)	(41)	—
Comprehensive loss	(25,153)	(6,711)	(39,663)	(18,793)
Less: Comprehensive loss attributable to non-controlling interests	(176)	(88)	(2,756)	(2,866)
Comprehensive loss attributable to Textura Corporation	$(24,977)	$(6,623)	$(36,907)	$(15,927)
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Redeemable Securities and Equity (Deficit)
(in thousands)

	Redeemable Series A-1 Preferred Stock		Redeemable Common Stock		Redeemable Non-Controlling Interest	Series A-2 Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balances at October 1, 2011	1,015	$39,762	—	$—	$—	805	$1	8,544	$9	$94,124	$(5,231)	$—	$(125,325)	$(36,422)	$—	$(36,422)
Share‑based compensation	—	—	—	—	—	—	—	—	—	2,676	—	—	—	2,676	—	2,676
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	26	—	322	—	—	—	322	—	322
Warrants issued with debt issuance	—	—	—	—	—	—	—	—	—	1,660	—	—	—	1,660	—	1,660
Beneficial conversion feature on debt issuance	—	—	—	—	—	—	—	—	—	140	—	—	—	140	—	140
Deferred tax liability on beneficial conversion feature	—	—	—	—	—	—	—	—	—	(160)	—	—	—	(160)	—	(160)
Acquisition of Submittal Exchange Holdings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,548	12,548
Redeemable Series A-1 preferred accretion	—	3,373	—	—	—	—	—	—	—	(3,373)	—	—	—	(3,373)	—	(3,373)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,927)	(15,927)	(2,866)	(18,793)
Balances at September 30, 2012	1,015	43,135	—	—	—	805	1	8,570	9	95,389	(5,231)	—	(141,252)	(51,084)	9,682	(41,402)
Share‑based compensation	—	—	—	—	—	—	—	—	—	12,628	—	—	—	12,628	—	12,628
Investment in Textura Australasia, Pty Ltd	—	—	—	—	407	—	—	—	—	—	—	—	—	—	—	—
Acquisition of PlanSwift	—	—	539	7,898	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of Series A-2 preferred stock warrants	—	—	—	—	—	59	—	—	—	412	—	—	—	412	—	412
Redeemable Series A‑1 preferred stock accretion	—	3,549	—	—	—	—	—	—	—	(3,549)	—	—	—	(3,549)	—	(3,549)
Issuance of common stock in connection with IPO, net of offering costs of $8,541	—	—	—	—	—	—	—	5,750	6	77,703	—	—	—	77,709	—	77,709
Conversion of convertible debentures into common stock	—	—	—	—	—	—	—	1,269	1	19,034	—	—	—	19,035	—	19,035
Conversion of convertible A-1 and A-2 preferred stock into common stock upon IPO	(1,015)	(46,684)	—	—	—	(864)	(1)	5,748	6	46,684	—	—	—	46,689	—	46,689
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	—	—	—	—	—	—	—	963	1	7,282	—	—	—	7,283	(7,283)	—
Reclassification of redeemable common stock upon IPO	—	—	(539)	(7,898)	—	—	—	539	—	7,898	—	—	—	7,898	—	7,898
Fair value of warrants reclassified to equity upon IPO	—	—	—	—	—	—	—	—	—	435	—	—	—	435	—	435

Repurchase of common shares at cost	—	—	—	—	—	—	—	(40)	—	—	(600)	—	—	(600)	—	(600)
Issuance of common stock in connection with the follow-on offering, net of offering costs of $4,327	—	—	—	—	—	—	—	1,687	2	59,777	—	—	—	59,779	—	59,779
Proceeds from exercise of stock options and warrants to purchase common stock	—	—	—	—	—	—	—	143	—	1,815	—	—	—	1,815	—	1,815
Issuance of warrant to purchase 7,500 shares of common stock	—	—	—	—	—	—	—	—	—	202	—	—	—	202	—	202
Net loss	—	—	—	—	(341)	—	—	—	—	—	—	—	(36,884)	(36,884)	(2,399)	(39,283)
Other comprehensive loss	—	—	—	—	(18)	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Redeemable non‑controlling interest accretion	—	—	—	—	325	—	—	—	—	(323)	—	—	—	(323)	—	(323)
Balance at September 30, 2013	—	—	—	—	373	—	—	24,629	25	325,387	(5,831)	(23)	(178,136)	141,422	—	141,422
Share-based compensation	—	—	—	—	—	—	—	—	—	1,583	—	—	—	1,583	—	1,583
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	123	—	1,648	—	—	—	1,648	—	1,648
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	33	—	525	—	—	—	525	—	525
Net loss	—	—	—	—	(79)	—	—	—	—	—	—	—	(6,597)	(6,597)	—	(6,597)
Foreign currency translation	—	—	—	—	(9)	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Redeemable non-controlling interest accretion	—	—	—	—	70	—	—	—	—	(70)	—	—	—	(70)	—	(70)
Balances at December 31, 2013	—	—	—	—	355	—	—	24,785	25	329,073	(5,831)	(49)	(184,733)	138,485	—	138,485
Share-based compensation	—	—	—	—	—	—	—	—	—	8,375	—	—	—	8,375	—	8,375
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	281	—	3,690	—	—	—	3,690	—	3,690
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	39	—	590	—	—	—	590	—	590
Issuance of common stock in connection with vesting of RSUs	—	—	—	—	—	—	—	480	1	—	—	—	—	1	—	1
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	3	—	—	67	—	—	67	—	67
Net Loss	—	—	—	—	(169)	—	—	—	—	—	—	—	(24,686)	(24,686)	—	(24,686)
Foreign currency translation	—	—	—	—	(7)	—	—	—	—	—	—	(291)	—	(291)	—	(291)
Redeemable non-controlling interest accretion	—	—	—	—	199	—	—	—	—	(199)	—	—	—	(199)	—	(199)
Redemption of non-controlling interest	—	—	—	—	(378)	—	—	—	—	(1,185)	—	—	—	(1,185)	—	(1,185)
Repurchase of common stock at cost	—	—	—	—	—	—	—	—	—	—	(4,159)	—	—	(4,159)	—	(4,159)
Balances at December 31, 2014	—	$—	—	$—	$—	—	—	25,588	$26	$340,344	$(9,923)	$(340)	$(209,419)	$120,688	$—	$120,688

The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
Cash flows from operating activities
Net loss	$(24,855)	$(6,676)	$(39,622)	$(18,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,741	1,560	4,525	4,080
Non-cash interest expense	(1)	62	294	—
Deferred income taxes	320	(1,026)	3,642	1,526
Change in fair value of conversion option liability	—	—	(440)	(181)
Share-based compensation	8,375	1,583	12,628	2,676
Issuance of warrants for referral fees	—	—	202	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,680)	(1,107)	(1,972)	(694)
Prepaid expenses and other assets	808	(594)	(807)	(221)
Deferred revenue, including long-term portion	9,762	1,789	7,240	6,128
Accounts payable	418	(278)	26	181
Accrued expenses and other	1,937	(1,437)	2,459	1,895
Net cash provided by (used in) operating activities	1,825	(6,124)	(11,825)	(3,403)
Cash flows from investing activities
Decrease (increase) in restricted cash	(1,250)	1,000	(530)	(100)
Purchases of property and equipment	(8,133)	(1,351)	(1,786)	(393)
Acquisitions of businesses, net of cash acquired	—	(34,880)	(989)	(12,349)
Net cash used in investing activities	(9,383)	(35,231)	(3,305)	(12,842)
Cash flows from financing activities
Partner’s investment in joint venture	—	—	407	—
Principal payments on loan payable	(246)	(10,223)	(502)	(500)
Payments on capital leases	(825)	(190)	(238)	—
Proceeds from convertible debentures/notes	—	—	—	13,004
Proceeds from debt issuances	—	64	6,930	—
Repayments of debt	—		(7,964)	—
Proceeds from issuance of warrants	—	—	—	1,660
Proceeds from exercise of stock options and warrants	4,135	2,173	2,226	321
Buyout of non-controlling interest	(1,563)	—	—	—
Deferred financing costs	—	(1,032)	(151)	—
Proceeds from issuance of common stock in IPO and follow-on offering, net of underwriting discounts and commissions and other offering costs	—	—	138,613	—
Repurchase of common shares	(4,092)	—	(600)	—
Other financing activities	—	—	—	(7)
Net cash provided by (used in) financing activities	(2,591)	(9,208)	138,721	14,478
Effect of changes in foreign exchange rates on cash and cash equivalents	(223)	(35)	(37)	—
Net increase (decrease) in cash and cash equivalents	(10,372)	(50,598)	123,554	(1,767)
Cash and cash equivalents
Beginning of period	77,130	127,728	4,174	5,941
End of period	$66,758	$77,130	$127,728	$4,174
Supplemental cash flow data:
Cash paid for interest	$133	$56	$947	$625
Non-cash investing and financing activities:
Issuance of common shares in connection with option exercises for which the Company has not yet received the cash	$145	$—	$—	$—
Accretion of redeemable Series A-1 preferred stock	$—	$—	$3,549	$3,373
Accretion of redeemable non‑controlling interest	$199	$70	$325	$—
Assets acquired under capital lease	$—	$—	$1,676	$—
Accrued offering costs	$—	$—	$2,002	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$—	$—	$46,684	$—
Conversion of convertible notes into common stock upon IPO	$—	$—	$16,784	$—
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	$—	$—	$7,282	$—
Reclassification of redeemable common stock upon IPO	$—	$—	$7,898	$—
Fair value of warrants reclassified to equity upon IPO	$—	$—	$435	$—
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

The Company is subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of its solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. The Company has incurred significant losses and negative cash flows from operations and continues to devote the majority of its resources to the growth of the Company’s business. The Company has an accumulated deficit of $209.4 million as of December 31, 2014.

To date, the Company’s activities have been financed primarily through the issuance of debentures, commercial debt, and the sale of equity securities. On June 12, 2013, the Company completed an initial public offering (the ‘‘IPO’’), in connection with which it issued 5,750 shares of common stock for proceeds of $80,213, net of underwriting discounts and commissions of $6,037, but before other offering costs of $2,504. On September 25, 2013, the Company completed a follow on public offering, in connection with which it issued 1,687 shares of common stock and received proceeds of $61,221, net of underwriting discounts and commissions of $2,885, but before other offering costs of $1,442. See Note 18 for further details.

On May 1, 2014, the Company's Board of Directors approved a change in fiscal year end from September 30 to December 31. The decision to change the fiscal year end to coincide with the calendar year end was intended to improve comparability with industry peers and better align the Company's reporting and planning cycle with the construction industry. This change was effective for the fiscal year ended December 31, 2014.

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

On November 7, 2011, the Company obtained a controlling interest in Submittal Exchange Holdings, LLC (“Submittal Exchange Holdings”), which acquired Submittal Exchange, LLC (“Submittal Exchange”) (see Note 3). The Company initially controlled Submittal Exchange Holdings through its ownership of 100% of the voting class of units and its entitlement to make all decisions affecting Submittal Exchange Holdings with the exception of limited decision‑making rights of the non-controlling interest holders that are protective in nature. The former shareholders of Submittal Exchange received Class A preferred units of Submittal Exchange Holdings, which are reflected as non-controlling interest in the consolidated financial statements. The Class A preferred units were automatically convertible into Textura common shares on a 1:2 basis upon an initial public offering of Textura, at which time the non-controlling interest was eliminated. Upon completion of the IPO, the Class A preferred units converted into shares of the Company's common stock and there is no longer a non-controlling interest in Submittal Exchange Holdings.

In October 2012, the Company and Minter Ellison, a law firm in Australia, formed a joint venture, Textura Australasia, Pty. Ltd. (the “Joint Venture”), to offer the Company’s construction collaboration software solutions to the Australia and New Zealand markets. Both parties had contributed cash of $400, denominated in Australian dollars, for their respective 50% interests in the Joint Venture, and both parties had loaned the Joint Venture $100, denominated in Australian dollars, to fund its ongoing operations. The Company had consolidated the financial results of the Joint Venture because the Company had determined that the Joint Venture was a variable interest entity and that it was the primary beneficiary. The Company was the primary beneficiary of the Joint Venture due to its controlling financial interest through its authority with regard to hiring key employees and decision making of its central operations. Due to certain redemption provisions in the Joint Venture agreement,

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

the Company had reflected Minter Ellison’s financial interest as redeemable non-controlling interest in the consolidated balance sheet at its redemption value.
On June 30, 2014, the Company purchased Minter Ellison's interest in the Joint Venture for cash consideration of $1,743, including an equity buyout of $1,563, repayment of Minter Ellison's loan of $100 to the Joint Venture, denominated in Australian dollars, and the payment of all outstanding payables owed by the Joint Venture to Minter Ellison, resulting in the Company's 100% ownership of Textura Australasia, Pty. Ltd. The equity buyout and the payoff of the Minter Ellison loan were accounted for as financing activities in the cash flow statement and reflected within additional paid-in capital in the consolidated balance sheet. The payment of outstanding payables owed to Minter Ellison was reflected within operating activities in the cash flow statement.

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

On September 25, 2013, the Company completed a follow on public offering of 1,687 shares of common stock, including 687 shares sold pursuant to the underwriters' option to purchase additional shares, at an offering price of $38.00 per share. The Company received proceeds from the offering of $61,221, net of underwriting discounts and commissions of $2,885, but before other offering costs of $1,442 (see Note 18).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. Actual results could differ from those estimates. Significant estimates are involved in the Company’s revenue recognition, accounting for convertible debentures, depreciation, amortization and assumptions for share-based payments.

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

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

Revenue Recognition

For the Company’s CPM, Submittal Exchange, Greengrade and Latista solutions, the Company earns revenue from owners/developers, general contractors and architects in the form of subscription fees and project fees; and from subcontractors in the form of usage fees. For the Company’s GradeBeam, PQM and BidOrganizer solutions, the Company earns revenue in the form of subscription fees. The Company’s arrangements do not contain general rights of return and do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service contracts.

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

The Company recognizes revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred, and collection of payment from the project participant is reasonably assured. The Company recognizes project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognizes subscription fees over the subscription period. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. The Company performs periodic reviews of actual project and contract data and revises estimates as necessary. Estimated project life durations range from 6 to 32 months, and estimated contract life durations range from 4 to 20 months. Subscription periods typically range from 6 to 36 months.

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

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

Valuation and Qualifying Accounts

	Balance at beginning of period	Additions / Charges	Deductions (1)	Balance at end of period
	(in thousands)
Year ended September 30, 2012
Valuation allowance for doubtful accounts	$24	$59	$(24)	$59
Income tax valuation allowance	$29,457	$5,717	$(4)	$35,170

Year ended September 30, 2013
Valuation allowance for doubtful accounts	$59	$89	$—	$148
Income tax valuation allowance	$35,170	$13,979	$72	$49,221

Three months ended December 31, 2013
Valuation allowance for doubtful accounts	$148	$—	$—	$148
Income tax valuation allowance	$49,221	$2,637	$(1,083)	$50,775

Year ended December 31, 2014
Valuation allowance for doubtful accounts	$148	$106	$—	$254
Income tax valuation allowance	$50,775	$9,226	$4	$60,005
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

The Company incurs costs, primarily consisting of employee-related and third-party contractor costs, to develop and maintain its source software and other internally developed software applications. The Company expenses costs incurred during the planning and post-implementation phases of development of its solutions. During the solution development phase, costs incurred are capitalized. Capitalized software development costs are amortized over their estimated useful lives of three years. These capitalized costs are reflected as capitalized software and the amortization is charged to depreciation and amortization in the consolidated statements of operations. The Company capitalized software development costs of $5,960, $352 and $672, respectively, for the year ended December 31, 2014, three months ended December 31, 2013 and year ended September 30, 2013. All software development costs incurred during the year ended September 30, 2012 were expensed.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. Goodwill is not amortized and is subject to impairment testing at least annually, typically with the option to perform either a qualitative or quantitative assessment. However, if it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative assessment is required. Goodwill is measured for impairment on an annual basis, or in interim periods, if indicators of potential impairment exist. The Company tests goodwill for impairment at a single reporting unit level and it has not reported any goodwill impairments to date.

The Company evaluated both qualitative and quantitative characteristics in determining its reporting units and determined that it has one reporting unit. The Company's management team reviews historical profit and loss information and metrics on a consolidated basis. In addition, the majority of the components utilize a common distribution platform that enables sharing of resources and development across solutions. The Company also believes that goodwill is recoverable from the overall operations given the economies of scale and leveraging capabilities of the various components.

During the year ended December 31, 2014, and in connection with the change in the Company’s fiscal year end from September 30 to December 31, the Company changed its annual testing date from August 1 to November 1. With respect to its annual goodwill testing date, management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with the Company’s long-range planning cycle, the timing of which has changed consistent with the change in the Company’s fiscal year end and which is a significant element in the testing process. In connection with this change, the Company first performed an impairment test as of August 1, 2014 and then performed an additional impairment test as of November 1, 2014. This change in annual testing date does not delay, accelerate or avoid an impairment charge.

As of August 1, 2014, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. After consideration of market capitalization, the health and growth of the business and overall macroeconomic factors, the Company determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

As of November 1, 2014, the Company performed a separate qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. After consideration of market capitalization, the health and growth of the business and overall macroeconomic factors, which had not changed significantly from August 1, 2014, the date of the last assessment, the Company determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

Intangible Assets

The Company’s identifiable intangible assets consist of developed product technologies, customer relationships, trademarks and covenants not to compete. These assets have been acquired through acquisitions and were initially recorded at fair value. Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method.
The estimated useful lives of the assets are as follows:

Developed product technology	3 years
Customer relationships	5	-	10 years
Trademarks	3	-	5 years
Covenants not to compete	2	-	4 years

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment, software and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant under performance relative to historical or projected future results, significant negative changes in the manner of use of the acquired assets in the Company’s business, or material negative changes in relationships with significant customers. Recoverability is measured by a comparison of the carrying value to the future undiscounted net cash flows associated with the asset or asset group. If the carrying value exceeds the undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the fair value of the asset or asset group. No impairment indicators for long-lived assets were identified in the year ended December 31, 2014, the three months ended December 31, 2013 or the year ended September 30, 2013.

During the year ended September 30, 2012, the actual operating results for GradeBeam met assumptions management used to determine the purchase price of the acquisition but underperformed compared to GradeBeam’s revenue forecast at the time of acquisition. In preparing projected future results and analysis of recent actual results, the Company believed a triggering event had occurred requiring an impairment analysis. Our impairment analysis of GradeBeam’s developed technology and customer relationship carrying values during the fourth quarter of 2012 indicated there was no impairment.

Segment Reporting

The Company has one operating segment, providing on-demand business collaboration software solutions to the commercial construction industry. The Company’s chief operating decision maker, the Chief Executive Officer, manages the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

The Company’s revenues are principally generated in the United States, which accounted for approximately 90%, 88%, 90% and 90%, respectively, of consolidated revenues for the year ended December 31, 2014, the three months ended December 31, 2013, and the years ended September 30, 2013 and 2012, with the remainder primarily from customers located in Canada. The Company's assets are substantially located in United States. Including the revenues generated both directly from a client and from the subcontractors working on projects the client controls, no customer accounted for 10% or more of consolidated revenues for the year ended December 31, 2014, the three months ended December 31, 2013, and the year ended September 30, 2013. For the year ended September 30, 2012, the Company's largest customer accounted for 11% of consolidated revenues. No single customer accounted for 10% or more of the accounts receivable balance at December 31, 2014 and 2013. There are no significant assets outside of the United States.

The Company classifies revenue into activity-driven revenue and organization-driven revenue. Activity-driven revenue is generated as a direct result of project activity on the CPM, Submittal Exchange, Greengrade and Latista solutions. Organization-driven revenue is generated when clients subscribe to the GradeBeam, PQM and BidOrganizer solutions. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type, or number of users. Organization-driven revenue also includes revenue from the sale of software licenses and related maintenance and training for the PlanSwift solution.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The breakdown of revenue between activity-driven and organization driven is as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
	(in thousands)
Activity-driven revenue	$49,393	$9,372	$28,134	$19,064
Organization-driven revenue	13,575	2,631	7,400	2,617
Total revenue	$62,968	$12,003	$35,534	$21,681
Share‑Based Compensation

The Company recognizes share-based compensation on stock option and restricted stock unit grants to employees and directors in the consolidated statements of operations based on their grant date fair values. The grant date fair values of the Company’s equity awards are amortized over the awards’ vesting periods on a straight-line basis. The Company had not recognized any share-based compensation expense related to the restricted stock units granted under the 2008 Plan prior to June 12, 2013. In connection with the IPO, all outstanding restricted stock units were terminated in accordance with their terms and became payable one year following the IPO, and the Company recorded share-based compensation expense equal to the fair value of the restricted stock units as of the IPO date. In addition, the Company has certain share-based arrangements with non-employees, which are remeasured at fair value on a quarterly basis and recorded as expense over the vesting period. See Note 14 for further details.

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

Convertible Debentures

In 2011, the Company issued convertible debentures with detachable warrants to purchase common stock. The Company evaluated features of the convertible debentures to determine whether embedded derivatives must be bifurcated and accounted for separately. Separately accounted for derivative financial instruments were recorded at fair value as of the issuance date of the convertible debentures, as a debt discount, and remeasured to fair value as of each subsequent balance sheet date. The Company determined the fair value of the debt using a discounted cash flow analysis based on the stated interest rate of the debt and scheduled principal payments, applying the Company’s incremental borrowing rate as the discount factor and the fair value of the detachable warrants using the Black-Scholes method. Proceeds remaining after recording any derivative financial instruments were allocated to the convertible debentures and the detachable warrants based on their relative fair values at the time of issuance. The unamortized debt discounts arising from separately‑accounted for derivative financial instruments and the allocation of proceeds to the detachable warrants were being amortized to interest expense from the issuance date through the various maturity dates of the convertible debentures.

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

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The following table sets forth a reconciliation of changes in the fair value of derivative financial instruments classified as liabilities:

	9/30/2013	9/30/2012
	(in thousands)
Balance as of October 1	$439	$153
Initial fair value recorded as debt discount	—	467
Change in fair value included in earnings	(439)	(181)
Balance as of September 30	$—	$439
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

Foreign Currency Transactions

The functional currency of the Company is the United States Dollar. Asset and liability balances denominated in a foreign currency are remeasured to U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period. Foreign currency translation differences have not been material to date and have been included in the statement of operations as incurred through the quarter ended March 31, 2013. Beginning in the quarter ended June 30, 2013, the Company recorded foreign currency translation differences in accumulated other comprehensive income (loss).

Comprehensive Income (Loss)

The Company's comprehensive income (loss) is comprised of net income (loss) plus other comprehensive income (loss), which is comprised of foreign currency translation adjustments. Comprehensive loss was $24,977, $6,623, $36,907 and $15,927 for the year ended December 31, 2014, the three months ended December 31, 2013, and the years ended September 30, 2013 and 2012, of which $176, $88, $2,756 and $2,866, respectively, was attributable to the non-controlling interest.

Net Loss Per Share

Basic net loss per share available to Textura Corporation common stockholders is calculated by dividing the net loss available to Textura Corporation common stockholders by the weighted-average number of common shares outstanding, less any treasury shares, during the period.

Prior to the completion of the IPO, in calculating net loss available to common stockholders, cumulative undeclared preferred stock dividends on the Series A-2 preferred stock and accretion to the redemption value of the redeemable Series A-1 preferred stock and redeemable non-controlling interest were deducted from net loss attributable to Textura Corporation stockholders. Although the redeemable Series A-1 preferred stock, Series A-2 preferred stock, and non-controlling interest were participating securities, there was no allocation of the Company’s net losses to these participating securities under the two-class method because they were not contractually required to share in the Company’s losses. Subsequent to the IPO, which resulted in the automatic conversion of the outstanding preferred stock into common stock, the Company only deducts the redeemable non-controlling interest accretion from net loss attributable to Textura Corporation stockholders.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The following outstanding equity securities were excluded from the computation of diluted net loss per share available to Textura Corporation common stockholders as their inclusion would have been anti-dilutive:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
	(in thousands)
Conversion of redeemable or convertible preferred stock	—	—	—	5,558
Conversion of Submittal Exchange Holdings Class A preferred units	—	—	—	963
Outstanding Restricted stock units	190	719	709	630
Outstanding stock options	3,499	3,747	3,302	2,446
Outstanding common and preferred warrants	1,248	1,287	1,320	1,413
Outstanding employee stock purchase plan units	3	—	0	—
Total excluded securities	4,940	5,753	5,331	11,010
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
15,355
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

Year Ended September 30, 2012
(dollars in thousands, except per share amounts, unaudited)
Revenue	$22,167
Loss from operations	(17,653)
Net loss attributable to Textura Corporation common stockholders	(20,076)
Net loss per share, basic and diluted	$(2.35)

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

The purchase price was subject to a customary post-closing working capital adjustment payable in cash, and 81 of the shares of common stock issued at the closing were subject to an escrow arrangement for a period of 18 months after the closing for purposes of indemnification claims by the Company against PlanSwift under the acquisition agreement. The notes were payable in two equal installments on June 28, 2013 and December 31, 2013 or upon completion of an initial public offering. The payment of these notes of $1,296, including $82 of imputed interest, was accelerated upon the completion of the IPO.

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

Within ten business days following the completion of the IPO, one unitholder of PlanSwift had the right to require the Company to repurchase up to $1,500 of common stock of the Company, based upon the IPO price, that was issued in connection with the acquisition. In June 2013, the unitholder exercised his right to redeem 40 shares for a total of $600 at the IPO price of $15.00, which was recorded as treasury stock.

Revenue of $4,181 related to the PlanSwift acquisition is included in the Company’s results of operations from January 31, 2013 for the year ended September 30, 2013. The Company has not disclosed net income or loss included in the Company's financial results or pro forma information related to the PlanSwift acquisition because this information cannot be prepared without unreasonable effort.

On December 2, 2013, the Company acquired all of the issued and outstanding shares of Latista Technologies, Inc. ("Latista"). Latista is a leading provider of mobile-enabled, cloud-based field management solutions in the industry. The Latista solution expanded the Company’s suite of solutions, especially in the field management process. In addition, the Company formed Textura Vostok, a Russian entity, and hired personnel previously employed by a Russian affiliate of Latista. The aggregate purchase price of $34,875 was paid in cash.
The total purchase price has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$8,700
Goodwill	28,911
Deferred revenue	(2,151)
Other current assets (liabilities), net	(585)
Net assets acquired	$34,875

Other current assets (liabilities), net in the table above include Latista-related net deferred tax liabilities of $1,083. The deferred tax assets and liabilities primarily relate to timing differences in the amortization of intangible assets and net operating losses. As a result of the nature of the net deferred tax liabilities, the Company reduced the valuation allowance on its deferred tax assets and recognized a tax benefit of $1,083 in its statement of operations during the three months ended December 31, 2013. Due to the Company’s full valuation position, deferred tax assets and liabilities were not recorded.

As the acquisition of Latista occurred in the quarter ended December 31, 2013, its results have been included in the consolidated statement of operations beginning in the three months ended December 31, 2013. The Latista acquisition, including Textura Vostok, contributed net revenue of $200 for the three months ended December 31, 2013. The impact of Latista, including Textura Vostok, included in the consolidated results was a net loss of $500 and net loss per share of $0.02 for the three months ended December, 2013.

The Latista acquisition, including Textura Vostok, contributed net revenue of $3,011 for the year ended December 31, 2014. The impact of Latista, including Textura Vostok, included in the consolidated results was a net loss of $5,622 and net loss per share of $0.22 for the year ended December 31, 2014.

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

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

	Three Months Ended December 31, 2013	Year Ended September 30, 2013
	(dollars in thousands, except per share amounts, unaudited)
Revenue	$12,619	$37,991
Loss from operations	(8,261)	(39,637)
Net loss attributable to Textura Corporation common stockholders	(7,320)	(52,812)
Net loss per share, basic and diluted	$(0.30)	$(3.91)

The Company believes the goodwill reflects its expectations related to economies of scale and leveraging of the Latista solution with existing and future solution offerings. Goodwill is not deductible for tax purposes. Identifiable intangible assets consist of trademarks, technology and customer relationships, which are being amortized over a period of three, three and ten years, respectively.

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	As of December 31,
	2014	2013
	(in thousands)
Land	$4,276	$4,276
Computer equipment	4,566	3,980
Furniture and fixtures	2,750	2,649
Leasehold improvements	124	124
Building	16,527	15,748
Capitalized software	11,968	5,883
Property and equipment, gross	40,211	32,660
Less: Accumulated depreciation and amortization	(14,108)	(11,590)
Property and equipment, net	$26,103	$21,070
Depreciation expense related to property and equipment was $2,412, $569, $1,595 and $1,030, respectively, for the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012. Amortization expense related to capitalized software was $351, $19, $19 and $1,252, respectively, for the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012. Capitalized software development costs totaled $5,960, $352 and $672, respectively, for the year ended December 31, 2014, the three months ended December 31, 2013, and the year ended September 30, 2013. The Company did not capitalize any software development costs during the year ended September 30, 2012.

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

Obligations under capital leases have historically been accounted for as current and non-current liabilities and included within short-term and long-term lease payable on the Company’s consolidated balance sheets. The capital lease payable amounts were based upon the minimum payments required under the leases and the Company’s incremental borrowing rate, adjusted for other interest and deferred financing charges. All outstanding capital leases will expire during the year ending December 31, 2015.

The Company had $1,894 in assets acquired under capital leases as of December 31, 2014 and 2013. The net book

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

values were $378 and $1,219, respectively as of December 31, 2014 and 2013. Depreciation expense for leased assets is included within depreciation and amortization expense in the Company’s consolidated statements of operations.

6. Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets have been recorded at fair value as of the acquisition date. The change in the carrying value of goodwill is as follows:

Amount
(in thousands)
Balance at December 31, 2012	$17,949
PlanSwift acquisition	5,988
Latista acquisition	28,911
Balance at December 31, 2013 and 2014	$52,848
The carrying amount and accumulated amortization of identifiable intangible assets consisted of the following:

	As of December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Development product technologies	$9,190	$5,741	$3,449	$9,190	$2,824	$6,366
Customer relationships	9,610	2,217	7,393	9,610	1,159	8,451
Trademarks	2,060	1,197	863	2,060	658	1,402
Covenants not to compete	1,670	1,243	427	1,670	781	889
Total	$22,530	$10,398	$12,132	$22,530	$5,422	$17,108
Amortization expense related to identifiable intangible assets was $4,977, $972, $2,911 and $1,798, respectively, for the year ended December 31, 2014, the three months ended December 31, 2013, and the years ended September 30, 2013 and 2012.
The estimated amortization expense for the five succeeding years and thereafter at December 31, 2014 is as follows:

Amount
(in thousands)
2015	$4,172
2016	2,685
2017	1,059
2018	879
2019	863
Thereafter	2,474
Total	$12,132

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

7. Details of Certain Balance Sheet Accounts

Accrued expenses consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued bonus	$3,194	$3,155
Accrued taxes	2,705	1,382
Other accrued expenses	3,892	3,516
	$9,791	$8,053
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

Conversion of principal and accrued PIK interest into shares of common stock was at the election of the noteholders and was also mandatory upon the occurrence of a positive cash flow event, which was deemed to have occurred on the 30th day after the Company generates positive cash flow during three consecutive calendar months for debentures issued between November 2008 and December 2009 (“2009 Debentures”) and six consecutive calendar months for debentures issued between April 2010 and February 2011 (“2010 Debentures”). In addition, for the 2009 and 2010 Debentures, upon conversion additional warrants were to be issued equivalent to 50% of the number of shares of common stock converted from accrued PIK interest. For debentures issued between September 2011 and December 2011 (“2011 Debentures”), conversion of principal and accrued PIK interest into shares of common stock occurred at the election of the note holders at a conversion price of $15.00 per share and was also was mandatory upon the closing of an initial public offering at a conversion price equal to the public offering price. The 2009 Debentures were to mature ten years from the issue date. The 2010 and 2011 Debentures were to mature five years from the issue date.

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

On June 12, 2013, in connection with the completion of the IPO, the outstanding principal of the convertible debentures of $5,865 and PIK interest of $778 automatically converted into 443 shares of the Company's common stock, based upon the IPO price of $15.00 per share. The unamortized debt discount for these debentures of $863 was recorded as interest expense on the conversion date. As a result of this conversion, there were no outstanding convertible debenture balances as of December 31, 2014 and 2013.
Convertible debenture activity for the years ended September 30, 2013 and 2012, respectively, is as follows:

	Year Ended September 30,
	2013	2012
	(in thousands)
Beginning balance:
Gross balance	$18,328	$2,493
Less: Discounts	(2,440)	(529)
	15,888	1,964
Proceeds:
To convertible debentures, before allocations	—	14,664
Allocated to detachable warrants	—	(1,660)
Allocated to beneficial conversion feature	—	(140)
Allocated to conversion option liability	—	(467)
Interest expense:
PIK interest	707	1,171
Amortization of debt discount	190	355
Recognition of unamortized debt discount upon conversion	2,250	—
Conversion:
Issuance of common shares	(19,035)	—
Recognition of unamortized discount upon conversion (2009 Debentures)	—	—
Ending balance:
Gross balance	—	18,328
Less: Discounts	—	(2,440)
Ending balance	$—	$15,888

Total interest expense recognized related to the convertible debenture securities was $3,147 and $1,526 for the years ended September 30, 2013 and 2012. Due to the conversion of these convertible debenture securities to shares of common stock in connection with the completion of the IPO in June 2013, the Company did not incur any related interest expense during all subsequent periods.

9. Loan Payable to Related Party

The Company’s bank loan facility, prior to the payoff of this facility in full in October 2013, was held with a financial institution that was a related party. The facility had been used solely for the purchase of land and the construction of the corporate headquarters facility. In August 2011, the Company replaced its expiring bank promissory note agreement with an amended bank loan agreement. The amended loan required semi-annual principal payments of $250 with the remaining amount due at maturity in August 2016. Interest under the loan agreement was payable at a floating rate equal to the 30 day LIBOR rate plus 4.5% or 5.5%, whichever was greater. Interest was payable monthly at the beginning of the following month. At September 30, 2013 and 2012, the interest rate on the loan was 5.5%. In addition, the Company issued warrants to purchase shares of common stock as described in Note 15. All borrowings were collateralized by the land and facility, as the bank would take possession of the premises upon the failure by the Company to make a scheduled payment when due, after consideration of applicable cure

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

periods, or the failure to maintain a debt service coverage ratio, defined as net cash flow from operations to debt service, of 1.1 to 1.0 calculated quarterly. Debt service was defined as the principal and interest payable on the loan during the fiscal year. For the year ended September 30, 2013, the Company was not in compliance with this requirement. The Company had received a waiver related to this covenant until December 31, 2013.

The Company was required to maintain a compensating balance of $1,000 in its operating account during the term of the loan to provide for the payment of interest on the note in the event of a default. The Company has classified the $1,000 compensating balance as restricted cash in the consolidated balance sheets. Dividends or other distributions to preferred or common stockholders was restricted until the outstanding balance of the loan was reduced to $10,360 and positive earnings were demonstrated for six consecutive months. In October 2013, the Company repaid in full the outstanding balance of this loan of $10,216, plus accrued interest of $46. Upon repayment, the restrictions on the $1,000 compensating balance were lifted. As such, the outstanding loan balance was $0 since the end of October 2013.

10. Notes Payable

In the quarter ended March 31, 2013, the Company issued in a private placement an aggregate of $6,750 of unsecured notes with an annual interest rate of 10%. The notes had a stated maturity of January 2016 and were subject to mandatory prepayment in the event the Company completed a qualifying initial public offering. As such, the Company repaid the notes in June 2013 in connection with the closing of the IPO, including accrued interest of $252 through the IPO date.

In connection with the issuance of the notes, the Company issued to the purchasers of the notes detachable warrants to purchase an aggregate of 86 shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock were offered to the public in a qualifying initial public offering. The warrants, which expire in January 2018 became exercisable 180 days after the closing of the IPO. The Company recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the notes. Since the exercise price was not fixed upon the issuance of the warrants, the fair value of the warrants of $454 was initially classified as an other long-term liability. As a result of the completion of the IPO, the exercise price became fixed and the fair value of the warrants of $435 was reclassified to additional paid-in capital. The unamortized debt discount of $405 was recognized as interest expense upon repayment of the notes.

11. Commitments and Contingencies

The Company leases office space in various commercial buildings and has other office equipment leases. For the office leases, the Company is also responsible for operating expenses and the leases contain escalation clauses. Rent expense was $470, $100, $295 and $258 for the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012, respectively.

The following is a schedule of future minimum rental payments required under all of the Company’s operating lease agreements for the years ending December 31:

Amount
(in thousands)
2015	$616
2016	644
2017	441
2018	243
2019	—
Thereafter	—
$1,944
On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming as defendants the Company and certain of its executive officers. An amended complaint was filed on February 17, 2015. The amended complaint alleges violations of the Securities Exchange Act  of 1934 by the Company and its executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding its business and operations between June 7, 2013 and September 29, 2014. The

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

plaintiffs seek unspecified monetary damages and other relief. The Company believes the lawsuit is without merit and intends to defend the case vigorously. The Company has until April 27, 2015 to file a motion to dismiss.

In addition, the Company is involved from time to time in legal claims and proceedings that arise in the normal course of its business. Although the results of these legal claims and proceedings cannot be predicted with certainty, the Company currently does not expect that any such legal claims or proceedings will  have a material adverse effect on its cash flows, financial condition or results of operations.

12. Preferred Stock

The Company has authorized 10,000 shares of preferred stock at December 31, 2014 and 2013 with a $0.001 par value per share. There were no issued and outstanding shares of preferred stock at December 31, 2014 and 2013.

Prior to the completion of the IPO, the Company had authorized 1,441 and 1,058 shares of series A-1 and A-2 preferred stock, respectively, with a $0.001 par value per share, of which 1,015 redeemable Series A-1 preferred stock and 805 Series A-2 preferred stock were issued and outstanding. Upon completion of the IPO on June 12, 2013, the outstanding shares of the Company's Series A-1 and A-2 preferred stock automatically converted into 5,336 shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of $412 additional shares of common stock through an adjustment to the conversion rate. The Company has no authorized, issued and outstanding shares of series A-1 and A-2 preferred stock at December 31, 2014.

Dividends

Holders of redeemable Series A-1 preferred stock and Series A-2 preferred stock were entitled to cumulative dividends at the rate of 6.0% per annum of the original issue price per share of $9.94, payable when declared by the Board of Directors. Prior to the completion of the IPO, cumulative unpaid dividends on the redeemable Series A-1 preferred stock of $3,026 were considered as part of the redemption value described below. Cumulative unpaid dividends on the Series A-2 preferred stock had no impact until declared. No dividends were declared on the Series A-2 preferred stock.

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

The carrying value of redeemable Series A-1 preferred stock was increased by periodic accretions so that the carrying value was equal to the redemption value at the balance sheet date. The redeemable Series A-1 preferred stock was valued at $43,135 at September 30, 2012, which was determined by using the greater of fair market value or the sum of $7.00 multiplied by 2.84 plus cumulative unpaid dividends. Accretion of $3,549 and $3,373, respectively, was charged to additional paid-in capital for the years ended September 30, 2013 and 2012. All outstanding redeemable Series A-1 preferred stock automatically converted into common stock upon completion of the IPO in June 2013.

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

14. Share‑Based Compensation

The Company’s 2008 Employee Stock Incentive Plan (the "2008 Plan") permitted the grant of share-based awards to its employees , directors and certain other service providers. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted during 2013, 2012 and 2011 generally vest over

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

four-year periods. In general, the options expire after a period not exceeding ten years. As of December 31, 2014, there were 1,743 stock options outstanding under the 2008 Plan. No further awards may be granted under the 2008 Plan.

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

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2014, the three months ended December 31, 2013, and the years ended September 30, 2013 and 2012 was $9.03, $15.45, $7.26 and $6.39, respectively. These fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
Expected dividend yield	—	—	—	—
Expected volatility	38.4%	46.0%	48.8%	53.6%
Risk-free interest rate	1.65%	1.91%	1.23%	1.00%
Expected term (years)	5.55	5.95	5.86	5.87
The Company’s expected volatility assumption used in the Black-Scholes option pricing model was based on peer group information, and the expected life assumption used the midpoint in estimating the expected term due to the limited historical exercise activity. The expected term is calculated as the midpoint between the vesting term and contractual term of the award. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the Company’s expected term assumption. The Company has never declared dividends on its shares and has no current plans to declare such dividends that would require a dividend yield assumption other than zero for inclusion in the pricing model.

A summary of stock option activity is presented below:

	Year Ended December 31,		Three Months Ended December 31,		Year Ended September 30,
	2014		2013		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Outstanding, beginning of period	3,747	$17.68	3,302	$14.41	2,448	$13.76	1,836	$13.84
Granted	360	23.22	631	33.75	1,086	15.58	740	13.48
Exercised	(280)	13.15	(124)	13.48	(124)	12.52	—	—
Canceled *	(328)	23.74	(62)	15.04	(108)	13.59	(128)	13.42
Outstanding, end of period	3,499	18.14	3,747	17.68	3,302	14.41	2,448	13.76
* The number of options forfeited and expired was not significant in the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and September 30, 2012, and is included in canceled stock options.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The following table summarizes stock options outstanding and exercisable at December 31, 2014:

	Outstanding			Exercisable
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Exercise price	(in thousands, except per share amounts)
$0.00 ‑ $4.28	28	$3.50	1.86	28	$3.50	1.86
$4.28 ‑ $8.56	—	—	—	—	—	—
$8.56 ‑ $12.85	346	10.06	4.39	342	10.06	4.36
$12.85 ‑ $17.13	2,276	15.12	5.68	1,785	15.19	4.96
$17.13 ‑ $21.41	77	19.90	9.43	—	—	—
$21.41 ‑ $25.69	241	23.74	9.73	—	—	—
$25.69 ‑ $29.97	77	28.47	7.44	19	28.55	7.22
$29.97 ‑ $34.26	311	33.23	8.25	123	33.23	7.29
$34.26 ‑ $38.54	—	—	—	—	—	—
$38.54 ‑ $42.82	143	39.95	8.85	40	40.18	8.64
	3,499	18.14	6.28	2,337	15.79	5.04
The intrinsic value of outstanding and vested stock options at December 31, 2014 was $39,326 and $30,712, respectively. As of December 31, 2014, the Company had 19,665 of total unrecognized compensation expense related to non-vested employee options that will be recognized over a weighted-average period of 2.14 years.

Under the 2008 Plan, the Company also granted restricted stock units to eligible employees and directors. The stated vesting of these grants generally ranged from immediate to three years, but the restricted stock units only became payable to employees in cash or shares of the Company's common stock if there was a change in control of the Company or termination of the agreements in connection with an initial public offering. As the Company had determined that neither of these events was probable in any period prior to the IPO, the Company had not recognized any share-based compensation expense related to the restricted stock units prior to June 12, 2013. In connection with the IPO, all outstanding 623 restricted stock units were terminated in accordance with their terms and became payable one year following the IPO, and the Company recorded share-based compensation expense equal to the fair value of the 623 restricted stock units of $9,351 during the three months ended June 30, 2013. During June 2014, in connection with the payment of these restricted stock units, the Company delivered 429 shares of common stock and withheld 194 shares of common stock to satisfy tax withholding obligations, which were recorded in stockholders' equity as treasury stock.

A summary of RSU activity is presented below:

	Year Ended December 31,		Three Months Ended December 31,		Year Ended September 30,
	2014		2013		2013		2012
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Outstanding, beginning of period	719	$15.75	709	$15.50	630	$13.74	348	$14.20
Granted	151	23.01	10	33.23	92	18.85	286	13.03
Vested	(680)	15.26	—	—	—	—	—	—
Forfeited	—	—	—	—	(13)	13.03	(4)	13.03
Outstanding, end of period	190	$23.27	719	$15.75	709	$15.50	630	$13.74

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The intrinsic value of outstanding restricted stock units was $5,401 at December 31, 2014. As of December 31, 2014, the Company had$4,739 of total unrecognized compensation expense related to restricted stock units that will be recognized over a weighted-average period of 1.96 years.
The Textura Corporation Employee Stock Purchase Plan (the ‘‘ESPP”) is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. Employees of the Company whose customary employment is more than 20 hours per week are eligible to contribute up to 10% percent of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under the ESPP is equal to 85% of the fair market value of a share of common stock at the beginning or end of the applicable six-month offering period, whichever is lower. On April 1, 2014, the Company commenced employee participation in the ESPP. The stock-based compensation expense recognized in connection with the ESPP for the year ended December 31, 2014 was $26. In connection with the six-month offering period ended September 30, 2014, the Company issued 3 shares for total proceeds of $67.

In September 2014, two co-founders of the Company retired from full-time employment with the Company and entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014. Pursuant to the severance arrangements provided in their respective employment agreements, all unvested stock options held by such former employees became exercisable upon the termination of their respective employment with the Company and the exercise period for outstanding stock options was one to four years. Because the respective employment agreements provided for the accelerated vesting of such options, there was no additional expense recorded other than the acceleration of the share-based compensation for the awards that vested upon their terminations. Accordingly, the Company recognized $865 in share-based compensation expense for the year ended December 31, 2014 related to the acceleration of vesting of these stock options. (See Note 20 for further details on the related severance arrangements.)
Pursuant to the consulting arrangements with the Company referenced above, in October 2014, the former employees were collectively granted stock options to purchase 33 shares of the Company's common stock. Such stock options vest over a period between six and twelve months, and the Company is recognizing the expense for these non-employee options as they vest. Since they are non-employee stock awards, the Company recognizes the expense based on the fair value of the awards at the end of each reporting period beginning in the quarter ended December 31, 2014.

Share-based compensation expense for employee and non-employee equity awards was $8,375, $1,583, $12,628 and $2,676, respectively, for the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012. These expenses are reflected in the following captions in the consolidated statements of operations:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
	(in thousands)
Cost of services	$594	$95	$2,147	$203
General and administrative	4,617	857	5,294	1,588
Sales and marketing	1,501	401	2,471	298
Technology and development	1,663	230	2,716	587
Total	$8,375	$1,583	$12,628	$2,676

15. Warrants

Warrants Issued to Customers and Service Providers

The Company issues warrants to certain non-employees as an incentive to do business. All warrants granted to customers and other non-employees were exercisable as of December 31, 2014. These warrants expire five to seven years from the date of the grant.

On August 14, 2011, warrants were issued to the bank as part of the renegotiation of the loan referenced in Note 9, which were exercisable immediately. The warrants were recorded as debt issuance costs and amortized to interest expense over the life of the note. These warrants expire 10 years and 1 month from the grant date.

Warrants Issued for Referral Fees

The company granted 7 fully vested warrants in association with referral fees during September 2013. The value of warrants was $202 and was recorded as an expense in the consolidated statement of operations. There were no warrants granted for referral fees in 2012.

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

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

Warrants Issued with Non-Convertible Notes

In connection with the issuance of the Notes in January 2013, the Company issued to the purchasers of the Notes detachable warrants to purchase an aggregate of 86 shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock are offered to the public in a qualifying initial public offering. The warrants, which expire in January 2018 became exercisable 180 days after the closing of the IPO. The Company recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the Notes. Since the exercise price was not fixed, the warrants were classified as liabilities, and the fair value of the warrants of $454 was included within other long-term liabilities on the condensed consolidated balance sheet prior to IPO. As a result of the completion of the IPO, the exercise price became fixed and the fair value of the warrants of $435 was reclassified to additional paid-in capital.

There were no warrants granted during the three months ended December 31, 2013 and the year ended December 31, 2014. Warrants outstanding to purchase the Company's common stock as of December 31, 2014 were as follows (in thousands):

	Vesting Date	Warrants Outstanding	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Fundraising	November 2007	24	$12.38
Convertible debenture	Various 2009	278	$16.26
Convertible debenture	Various 2010	385	$13.25
Convertible debenture	May 2011	48	$16.26
Mortgage renewal	August 2011	20	$15.00
Convertible debenture	August 2011	32	$13.25
Convertible debenture	September 2011	49	$15.00
Convertible debenture	Various 2012	319	$15.00
Notes payable	Various 2013	86	$13.92
Referral Fees	September 2013	7	$13.25
		1,248

16. Income Taxes

The pretax loss attributable to Textura Corporation is summarized as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
	(in thousands)
Domestic	$(23,908)	$(7,415)	$(36,172)	$(15,858)
Foreign	(408)	(208)	(418)	(70)
Loss before taxes	$(24,316)	$(7,623)	$(36,590)	$(15,928)

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,	Three months Ended December 31,	Year Ended September 30
	2014	2013	2013	2012
Current	(in thousands)
Federal	$(15,331)	$(3,564)	$(9,615)	$(1,661)
State	(664)	(194)	(533)	(59)
Foreign	50	—	—	—
Total current	(15,945)	(3,758)	(10,148)	(1,720)
Deferred
Federal	7,063	1,162	(2,673)	(3,903)
State	197	63	(756)	(85)
Foreign	(171)	(47)	(108)	(9)
Total deferred	7,089	1,178	(3,537)	(3,997)
Change in valuation allowance	9,226	1,554	13,979	5,717
Total	$370	$(1,026)	$294	$—

The Company’s deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2014	2013
	(in thousands)
Property and equipment	$425	$372
Goodwill	—	421
Deferred revenue	1,863	1,379
Accrued compensation	1,181	1,164
Share‑based compensation	6,849	8,389
Net domestic operating loss carryforwards	51,989	41,668
Net foreign operating loss carryforwards	345	174
Other	1,228	568
Deferred tax assets	63,880	54,135
Valuation allowance	(60,005)	(50,775)
Total deferred tax assets	3,875	3,360
Software	(2,441)	(364)
Intangible assets	(2,023)	(3,508)
Goodwill	(243)	—
Total deferred tax liabilities	(4,707)	(3,872)
Net deferred tax liabilities	$(832)	$(512)
The reconciliation of the statutory federal rate of 35.0% to the effective income tax rate for the year ended December 31, 2014, the three months ended December 31, 2013, and the years ended September 30, 2013 and 2012 is as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2013	2012
Tax provision (benefit) at the statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(1.9)	(1.9)	(1.9)	(1.2)
Other	0.5	0.7	(0.5)	0.3
Valuation allowance	37.9	22.7	38.2	35.9
Effective tax rate	1.5%	(13.5)%	0.8%	0.0%

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

As of December 31, 2014, the Company had federal and state net operating loss carry‑forwards (after tax) of $51,709 and $3,875, respectively. Federal and state net operating loss carry‑forwards expire beginning the year 2015 through the year 2034, the majority of which expire in excess of ten years.

The Company has unrealized tax benefits of $3,595 arising from tax deductions for share based compensation in excess of the compensation recognized for financial reporting purposes. Realization of this excess tax benefit will occur when current taxes payable are reduced with a corresponding credit to additional paid in capital.

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

As of December 31, 2014, the Company's U.S. income tax returns for the year ended September 30, 2011 and subsequent years remain subject to examination by the Internal Revenue Service ("IRS").  The Company is not currently under audit by the IRS.  State income tax returns generally have statute of limitations for periods between three and four years from the filing date.  The Company is not currently undergoing any state income tax audits.  The Company is not currently under audit in any foreign jurisdictions. The Company's foreign operations have statute of limitations on the examination of tax returns for periods of four years.

17. Related Party Transactions

In 2009, the Company entered into an agreement with an entity that was also an investor in the Company. The agreement compensates the entity for customer referrals based on revenues generated by the Company related to those customers. Warrants to purchase 7 and 20 shares of our common stock were issued in the years ended September 30, 2013 and September 30, 2010, respectively, pursuant to the referral agreement. The Company is obligated under the referral agreement to issue to the entity warrants to purchase up to an additional 208 shares of common stock based on the achievement of various milestones. In addition, in 2010 the Company entered into a service agreement with the entity, pursuant to which it was paid $1,000 in advance for software development services to improve software owned by the entity. This payment was deferred and recognized as revenue as development services were provided. The deferred revenue balance accrued interest and was increased by a portion of the referral fees due to this entity (the "Credit Bank"); the remainder of the referral fees due was paid in cash. The Credit Bank balance was $844 as of September 30, 2012 and was classified as long-term deferred revenue, and the Credit Bank balance was $911 as of September 30, 2013. Under the terms of the service agreement, the entity has the right to draw down from the Credit Bank after three years elapse from the effective date of the agreement. As the entity had this right as of September 30, 2013, the Company classified $890 of the Credit Bank as a current liability and $21 as short-term deferred revenue. The amount of $21 in deferred revenue as of September 30, 2013 represents the revenue that the Company earned from the entity in the three months ended December 31, 2013.

The Company maintained an operating account at a financial institution that was an investor in the Company. The banking relationship was established prior to the investment in the Company. The Company also held a note payable with the same financial institution. In October 2013, the Company repaid the outstanding balance of loan payable of $10,216 (see Note 9 for further details). As such, there was no outstanding balance on the note payable as of December 31, 2014 and 2013.

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
The outstanding shares of the Company's Series A-1 and A-2 preferred stock automatically converted into 5,336 shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of $412 additional shares of common stock through an adjustment to the conversion rate.

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

19. Employee Benefit Plans

The Company sponsors a defined contribution savings plan for employees in the United States that provides certain of its eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, the Company matches the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. The Company recorded total expense related to these plans in the amount of $524, $107, $280, and $273, respectively, for the year ended December 31, 2014, the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012.

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

20. Severance Arrangements

In September 2014, two co-founders retired from full-time employment with the Company, and two other non-executive members of management were terminated from the Company. Pursuant to the severance arrangements provided in their respective employment and separation agreements, we recognized severance-related expenses of approximately $1,488 during the year ended December 31, 2014. This severance expense includes salary, payroll taxes and bonus payments to which the former employees were entitled under their respective arrangements. We expect to pay the severance expense, of which $1,083 was accrued as of December 31, 2014, over the next 12 months.
In connection with the retirement of the two co-founders, and under the terms of their employment agreements, all unvested stock options became exercisable. As such, we recognized share-based compensation expense of $865 in the year ended December 31, 2014 related to the acceleration of vesting of these stock options. In addition, these former employees entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014 and were granted stock options to purchase 33 shares of the Company’s common stock in connection with such arrangements. (See Note 14 for further details of these share-based compensation arrangements.)
21. Quarterly Financial Data (unaudited)
The following tables present certain unaudited consolidated quarterly financial information.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars in thousands, except per share amounts, unaudited)
Revenue	$17,862	$16,354	$14,965	$13,787	$12,003	$10,853	$9,362	$8,548	$6,771
Operating expenses	$21,631	$23,792	$20,945	$21,022	$19,611	$18,912	$27,647	$13,088	$10,966
Loss from operations	$(3,769)	$(7,438)	$(5,980)	$(7,235)	$(7,608)	$(8,059)	$(18,285)	$(4,540)	$(4,195)
Net loss	$(3,907)	$(7,540)	$(6,068)	$(7,340)	$(6,676)	$(8,321)	$(20,363)	$(4,895)	$(6,043)
Net loss per share attributable to Textura Corporation common stockholders, basic and diluted	$(0.15)	$(0.30)	$(0.24)	$(0.30)	$(0.27)	$(0.36)	$(2.31)	$(0.56)	$(0.62)

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

22. Other Unaudited Financial Information
The following tables present certain historical unaudited consolidated financial information of Textura Corporation based on the new fiscal year end of December 31.
Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Revenues	$40,766	$23,964
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	12,808	6,588
General and administrative	25,152	12,272
Sales and marketing	15,153	6,736
Technology and development	20,820	11,315
Depreciation and amortization	5,325	3,940
Total operating expenses	79,258	40,851
Loss from operations	(38,492)	(16,887)
Other expense, net
Interest income and other expense, net	53	5
Interest expense	(2,734)	(3,783)
Change in fair value of conversion option liability	151	433
Total other expense, net	(2,530)	(3,345)
Loss before income taxes	(41,022)	(20,232)
Income tax provision (benefit)	(767)	35
Net loss	$(40,255)	$(20,267)
Less: Net loss attributable to non-controlling interest	(1,771)	(3,496)
Net loss attributable to Textura Corporation	(38,484)	(16,771)
Accretion of redeemable Series A-1 preferred stock	3,384	3,185
Accretion of redeemable non‑controlling interest	319	76
Dividends on Series A-2 preferred stock	215	480
Beneficial conversion of Series A-2 preferred stock	7,161	—
Net loss attributable to Textura Corporation common stockholders	$(49,563)	$(20,512)
Net loss per share attributable to Textura Corporation common stockholders, basic and diluted	$(2.82)	$(2.40)
Weighted-average number of common shares outstanding, basic and diluted	17,550	8,557

Textura Corporation
Notes to Consolidated Financial Statements
(in thousands, except per share data)

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(40,255)	$(20,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,325	3,943
Deferred income taxes	(767)	35
Non-cash interest expense	1,770	3,114
Change in fair value of conversion option liability	(152)	(432)
Share‑based compensation	13,550	2,677
Issuance of warrants for referral fees	202	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,086)	(431)
Prepaid expenses and other assets	(1,201)	(292)
Deferred revenue, including long-term portion	9,049	5,543
Accounts payable	(2,037)	(298)
Accrued expenses and other	1,740	1,739
Net cash used in operating activities	(15,862)	(4,669)
Cash flows from investing activities
Decrease (increase) in restricted cash	470	(100)
Purchases of property and equipment	(3,118)	(67)
Acquisitions of businesses, net of cash acquired	(35,869)	—
Net cash used in investing activities	(38,517)	(167)
Cash flows from financing activities
Partner’s investment in joint venture	199	208
Principal payments on loans and notes payable	(10,725)	(500)
Payments on capital leases	(428)	—
Proceeds from debt issuances	6,994	—
Repayment of debt	(7,964)	—
Proceeds from exercise of options and warrants	4,399	321
Buyout of non-controlling interest	—	—
Deferred finance and offering costs	(1,436)	(386)
Proceeds from issuance of common stock in IPO and follow-on offering, net of underwriting discounts and commissions	139,252	—
Repurchase of common shares (treasury)	(600)	—
Other financing activities	—	(7)
Net cash provided by (used in) financing activities	129,691	(364)
Effect of changes in foreign exchange rates on cash and cash equivalents	(72)	—
Net increase (decrease) in cash and cash equivalents	$75,240	$(5,200)
Cash and cash equivalents
Beginning of period	$1,890	$7,090
End of period	$77,130	$1,890

23. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders, including “Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders, including “Executive Compensation” and “Corporate Governance Matters,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships, and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders, including “Certain Relationships and Related Person Transactions,” “Proposal No. 1 — Election of Directors,” and “Corporate Governance Matters,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference our definitive proxy statement for the 2015 Annual Meeting of Stockholders, including “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

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

(c) Financial Statement Schedules

All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deerfield, State of Illinois, on this 6th day of March, 2015.

TEXTURA CORPORATION

By:	/s/ Patrick J. Allin
	Name:	Patrick J. Allin
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick J. Allin Patrick J. Allin	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 6, 2015

/s/ Jillian Sheehan Jillian Sheehan	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 6, 2015

/s/ Gregory J. Besio Gregory J. Besio	Director	March 6, 2015

/s/ Matthew J. Botica Matthew J. Botica	Director	March 6, 2015

/s/ Edward K. Chandler Edward K. Chandler	Director	March 6, 2015

/s/ David Habiger David Habiger	Director	March 6, 2015

/s/ R. Michael Murray, Jr. R. Michael Murray, Jr.	Director	March 6, 2015

/s/ General Peter Pace General Peter Pace	Director	March 6, 2015

/s/ David G. Patterson David G. Patterson	Director	March 6, 2015

/s/ Robert P. Wayman Robert P. Wayman	Director	March 6, 2015

EXHIBIT INDEX

Exhibit No.	Description
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

10.2†	Textura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the April 26, 2013 Form S-1/A)
10.3†	Form of Option Agreement (incorporated by reference to Exhibit 10.3 to the April 26, 2013 Form S-1A)
10.4†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the April 26, 2013 Form S-1/A)
10.5†	Employment Agreement of Patrick J. Allin, dated October 1, 2010 (incorporated by reference to Exhibit 10.12 to April 5, 2013 Form S-1)
10.6†	Employment Agreement of Patrick J. Allin, dated March 28, 2013 (incorporated by reference to Exhibit 10.14 to April 5, 2013 Form S-1)
10.7†	Employment Agreement of William Eichhorn, dated March 28, 2013 (incorporated by reference to Exhibit 10.15 to April 5, 2013 Form S-1)
10.8†	Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.16 to April 5, 2013 Form S-1)
10.9	Warrant issued to Aon Risk Services Central, Inc. (incorporated by reference to Exhibit 10.19 to April 5, 2013 Form S-1)
10.10	Form of Warrant for 2009 Convertible Debentures (incorporated by reference to Exhibit 10.21 to April 5, 2013 Form S-1)
10.11	Form of Warrant for 2010 Convertible Debentures (incorporated by reference to Exhibit 10.22 to April 5, 2013 Form S-1)
10.12	Form of Warrant for 2011 Convertible Debentures (incorporated by reference to Exhibit 10.23 to April 5, 2013 Form S-1)
10.13	Form of Warrant for 10% Notes due 2016 (incorporated by reference to Exhibit 10.24 to April 5, 2013 Form S-1)
10.14	Software Development and Service Agreement, between Textura Corporation and Aon Risk Services Central, Inc., dated June 15, 2010 (incorporated by reference to Exhibit 10.25 to April 5, 2013 Form S-1)
10.15	2010 Referral Fee Agreement, between Textura Corporation and Aon Risk Services Central, Inc., dated June 15, 2010 (incorporated by reference to Exhibit 10.26 to April 5, 2013 Form S-1)
10.16	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.28 to the May 17, 2013 Form S-1/A)

18	Preferability letter from PwC
21.1	Subsidiaries of Textura Corporation
23.1	Consent of PricewaterhouseCoopers LLP , Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for a portion of this document.

†	Management contract or compensatory contract or arrangement.

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.