Form 10-K/A
period 2014-12-31
Textura Corp
filed 2015-04-01
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Textura Corporation (the “Company”) for the fiscal year ended December 31, 2014 (the “Form 10-K”) filed with the United States Securities and Exchange Commission on March 6, 2015. The purpose of this Amendment is to amend Part II, Item 5 to furnish a corrected performance graph. The performance graph that was included in Part II, Item 5 of the Form 10-K transposed the labels of the cumulative total return of the S&P 500 Index and the Company.

In addition, as required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment. Since financial statements are not contained in this Amendment, the Company is not furnishing Rule 13a-14(b) certifications in connection with this Amendment.

Except as described in this Explanatory Note, this Amendment does not modify, amend or update the Form 10-K or reflect events occurring after the filing of the Form 10-K.

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

# COMPARISON OF CUMULATIVE TOTAL RETURN

**Among Textura Corporation, the S&P Software & Services ETF and the S&P 500 Index**

250
200
150
100
50
0
Index Value
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

Issuer Purchases of Equity Securities

None.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(3) The following documents are filed as exhibits to this Amendment No. 1.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deerfield, State of Illinois, on this 1st day of April, 2015.

TEXTURA CORPORATION

By:	/s/ Patrick J. Allin
	Name:	Patrick J. Allin
	Title:	Chief Executive Officer

7