Form 10-Q
period 2015-03-31
Textura Corp
filed 2015-05-08
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

As of April 24, 2015, 25,676,893 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(dollars and shares in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$67,490	$66,758
Accounts receivable, net of allowance for doubtful accounts of $254 at March 31, 2015 and December 31, 2014	7,609	8,274
Prepaid expenses and other current assets	1,117	1,163
Total current assets	76,216	76,195
Property and equipment, net	28,595	26,103
Restricted cash	2,180	1,780
Goodwill	52,848	52,848
Intangible assets, net	11,079	12,132
Other assets	308	226
Total assets	$171,226	$169,284

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,969	$1,699
Accrued expenses	9,345	9,874
Deferred revenue, short-term	33,813	31,923
Leases payable, short-term	186	412
Total current liabilities	45,313	43,908
Deferred revenue, long-term	4,100	3,660
Other long-term liabilities	1,087	1,028
Total liabilities	50,500	48,596
Stockholders’ equity
Common stock, $.001 par value; 90,000 shares authorized; 26,333 and 26,247 shares issued and 25,677 and 25,588 shares outstanding at March 31, 2015 and December 31, 2014, respectively	26	26
Additional paid in capital	343,435	340,344
Treasury stock, at cost; 656 and 659 shares at March 31, 2015 and December 31, 2014, respectively	(9,867)	(9,923)
Accumulated other comprehensive loss	(382)	(340)
Accumulated deficit	(212,486)	(209,419)
Total stockholders’ equity	120,726	120,688
Total liabilities and stockholders’ equity	$171,226	$169,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues	$19,201	$13,787
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	3,578	2,882
General and administrative	6,832	6,055
Sales and marketing	5,193	4,843
Technology and development	4,709	5,356
Depreciation and amortization	1,876	1,886
Total operating expenses	22,188	21,022
Loss from operations	(2,987)	(7,235)
Other income (expense), net
Interest income and other expense, net	15	18
Interest expense	(11)	(43)
Total other income (expense), net	4	(25)
Loss before income taxes	(2,983)	(7,260)
Income tax provision	84	80
Net loss	(3,067)	(7,340)
Less: Net loss attributable to non-controlling interest	—	(75)
Net loss attributable to Textura Corporation	(3,067)	(7,265)
Accretion of redeemable non‑controlling interest	—	94
Net loss available to Textura Corporation common stockholders	$(3,067)	$(7,359)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(0.12)	$(0.30)
Weighted-average number of common shares outstanding, basic and diluted	25,640	24,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,067)	$(7,340)
Other comprehensive income (loss):
Foreign currency translation adjustment	(42)	3
Comprehensive loss	(3,109)	(7,337)
Less: Comprehensive loss attributable to non-controlling interests	—	(79)
Comprehensive loss attributable to Textura Corporation	$(3,109)	$(7,258)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(dollars and shares in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 1, 2015	25,588	$26	$340,344	$(9,923)	$(340)	$(209,419)	$120,688
Share-based compensation	—	—	1,971	—	—	—	1,971
Issuance of common stock upon exercise of stock options	86	—	1,120	—	—	—	1,120
Issuance of common stock in connection with Employee Stock Purchase Plan	3	—	—	56	—	—	56
Net loss	—	—	—	—	—	(3,067)	(3,067)
Foreign currency translation	—	—	—	—	(42)	—	(42)
Balances at March 31, 2015	25,677	$26	$343,435	$(9,867)	$(382)	$(212,486)	$120,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,067)	$(7,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,876	1,886
Deferred income taxes	80	80
Non-cash interest expense (income)	—	(1)
Share‑based compensation	1,971	1,936
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	659	(1,720)
Prepaid expenses and other assets	(40)	419
Deferred revenue, including long-term portion	2,334	2,003
Accounts payable	(62)	(130)
Accrued expenses and other	(559)	(463)
Net cash provided by (used in) operating activities	3,192	(3,330)
Cash flows from investing activities
Increase in restricted cash	(400)	—
Purchases of property and equipment, including software development costs	(2,889)	(1,552)
Net cash used in investing activities	(3,289)	(1,552)
Cash flows from financing activities
Principal payments on loan payable	—	(4)
Payments on capital leases	(226)	(195)
Proceeds from exercise of options and warrants	1,120	595
Issuance of common shares (treasury)	56	—
Net cash provided by financing activities	950	396
Effect of changes in foreign exchange rates on cash and cash equivalents	(121)	10
Net increase (decrease) in cash and cash equivalents	732	(4,476)
Cash and cash equivalents
Beginning of period	66,758	77,130
End of period	$67,490	$72,654
Supplemental cash flow data:
Cash paid for interest	$11	$43
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$523	$266
Accretion of redeemable non‑controlling interest	$—	$94
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

1. Description of Business
Textura Corporation (‘‘we,’’ ‘‘us,’’ ‘‘our,’’ or the ‘‘Company’’) was originally formed as a Wisconsin limited liability company (Textura, LLC) in 2004 and converted to a Delaware corporation in 2007. We provide on-demand business collaboration software solutions to the commercial construction industry. Our solutions increase efficiency, permit better risk management, provide better visibility and control of construction activities to clients and address several mission-critical business processes at various stages of the construction project life cycle.
We are subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of our solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. We have incurred significant losses and continue to devote the majority of our resources to the growth of our business. We had an accumulated deficit of $212.5 million as of March 31, 2015.

To date, our activities have been financed primarily through the issuance of debentures, commercial debt, and the sale of equity securities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). In accordance with U.S. GAAP requirements for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of December 31, 2014 and 2013 and for the fiscal year ended December 31, 2014, the three months ended December 31, 2013 and the fiscal years ended September 30, 2013 and 2012 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2015. In our opinion, the condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of results that may be realized for the full year.

Segment Reporting

We have one operating segment, providing on-demand business collaboration software solutions to the commercial construction industry. Our chief operating decision maker, the Chief Executive Officer, manages our operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. Actual results could differ from those estimates. Significant estimates are involved in our revenue recognition, depreciation, amortization and assumptions for share‑based payments.

Revenue Recognition

For our CPM, Submittal Exchange, Greengrade and Latista solutions, we earn revenue from owners/developers, general contractors and architects in the form of subscription fees and project fees; and from subcontractors in the form of usage fees. For our GradeBeam, PQM and BidOrganizer solutions, we earn revenue in the form of subscription fees. Our arrangements do not contain general rights of return and do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service contracts.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

All of our on-demand solutions include training and support. We evaluate whether the individual deliverables in our revenue arrangements qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. In determining whether deliverables have standalone value, we consider whether solutions are sold to new customers without training and support, the nature of the training and support provided and the availability of the training and support from other vendors. We concluded that training and support do not have standalone value because they are never sold separately, do not have value to the customer without the solution and are not available from other vendors. Accordingly, the training and support are combined with the solution and treated as a single unit of accounting.

We recognize revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred, and collection of payment from the project participant is reasonably assured. We recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognize subscription fees over the subscription period. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise estimates as necessary. Estimated project life durations range from 6 to 32 months, and estimated contract life durations range from 4 to 20 months. Subscription periods typically range from 6 to 36 months.

For our PlanSwift solution, we earn revenue from the sale of software licenses and related maintenance and training. License revenue is recognized upon delivery of the license, maintenance revenue is recognized ratably over the period of the maintenance contract, which is generally one year, and training revenue is recognized when the services are delivered to the client. For multiple-element arrangements that include a perpetual license for which we have not established vendor-specific objective evidence of fair value ("VSOE") and either maintenance or both maintenance and training, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon VSOE of those elements with the residual of the arrangement fee allocated to and recognized as license revenue. For multiple-element arrangements that include a perpetual license for which we have established VSOE and either maintenance or both maintenance and training, we allocate the revenue among the different elements of the arrangement based on each element's relative VSOE. For subscription-based licenses, which include maintenance, we recognize the subscription fees ratably over the subscription periods, which typically range from 1 to 6 months.

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
Foreign Currency Transactions
Our functional currency is the United States Dollar. Asset and liability balances denominated in a foreign currency are remeasured to U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period. We record foreign currency translation differences in accumulated other comprehensive income (loss).
Net Loss Per Share
Basic net loss per share available to our common stockholders is calculated by dividing the net loss available to our common stockholders by the weighted-average number of common shares outstanding, less any treasury shares, during the period.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

The following outstanding securities were excluded from the computation of diluted net loss per share available to our common stockholders as their inclusion would have been anti-dilutive:

	As of March 31,
	2015	2014
	(in thousands)
Outstanding restricted stock units	214	719
Outstanding stock options	3,492	3,703
Outstanding common stock warrants	1,248	1,273
Outstanding employee stock purchase plan units	—	—
Total excluded securities	4,954	5,695

Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 clarifies the accounting for cloud computing arrangements, as no specific guidance existed prior to this newly issued standard. The provisions of ASU 2015-05 must be applied to annual periods beginning after December 15, 2015 as well as interim periods within those annual periods. We are currently in the process of evaluating the impact of the adoption of ASU 2015-05 on our consolidated financial statements.

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This update has an effective date of January 1, 2017. However, on April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09. If finalized, we could elect to adopt the provisions of ASU 2014-09 effective January 1, 2018. Under this proposal, early adoption as of January 1, 2017 would also be permissible. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

3. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$4,276	$4,276
Computer equipment	4,869	4,566
Furniture and fixtures	2,751	2,750
Leasehold improvements	145	124
Building	17,103	16,527
Capitalized software	14,298	11,968
Property and equipment, gross	43,442	40,211
Less: Accumulated depreciation and amortization	(14,847)	(14,108)
Property and equipment, net	$28,595	$26,103
Depreciation expense related to property and equipment was $680 and $537, respectively, for the three months ended March 31, 2015 and 2014. Amortization expense related to capitalized software was $143 and $67, respectively, for the three months ended March 31, 2015 and 2014. We capitalized software development costs of $1,960 and $947, respectively, for the three months ended March 31, 2015 and 2014.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

4. Commitments and Contingencies
We lease office space in various commercial buildings and have office equipment leases. For the office leases, we are also responsible for operating expenses and the leases escalation clauses.

In March 2015, we entered into a new lease for approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The new lease will commence when the space is ready for occupancy, which we anticipate will be in August 2015, and expire in September 2027.

The following is a schedule of future minimum rental payments required under all of our operating lease agreements as of March 31, 2015 for the years ending December 31:

Amount
(in thousands)
2015	$455
2016	774
2017	667
2018	527
2019	298
Thereafter	3,430
$6,151
On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming as defendants the Company and certain of its executive officers. An amended complaint was filed on February 17, 2015. The amended complaint alleges violations of the Securities Exchange Act  of 1934 by the Company and its executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding its business and operations between June 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. We believe the lawsuit is without merit and intend to defend the case vigorously. We filed a motion to dismiss on May 4, 2015.

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

5. Share‑Based Compensation
During the three months ended March 31, 2015, we granted under the Long-Term Incentive Plan (the "LTIP") stock options to purchase 95 shares of our common stock with a weighted-average exercise price and weighted-average fair value of $25.35 and $9.85, respectively. The fair value of the options was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

Three Months Ended
March 31, 2015
Expected dividend yield	—
Expected volatility	38.42%
Risk-free interest rate	1.62%
Expected term (years)	5.86

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

In September 2014, two co-founders of the Company retired from full-time employment with the Company and entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014. Pursuant to the consulting arrangements, in October 2014, the former employees were collectively granted stock options to purchase 33 shares of our common stock. Such stock options vest over a period between six and twelve months, and we will recognize the expense for these non-employee options as they vest. Since they are non-employee stock awards, we began recognizing the expense based on the fair value of the awards at the end of each reporting period beginning in the three months ended December 31, 2014. Share-based compensation expense related to these non-employee options was $88 for the three months ended March 31, 2015.

Share-based compensation expense was $1,971 and $1,936, respectively, for the three months ended March 31, 2015 and 2014. Share-based compensation expense is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of services	$187	$152
General and administrative	1,316	1,191
Sales and marketing	266	312
Technology and development	202	281
Total	$1,971	$1,936

6. Warrants
We did not issue any warrants during the three months ended March 31, 2015. Warrants outstanding to purchase our common stock as of March 31, 2015 were as follows:

	Warrants Outstanding	Weighted- Average Exercise Price
Fundraising	24	$12.38
Convertible debenture	278	$16.26
Convertible debenture	385	$13.25
Convertible debenture	48	$16.26
Mortgage renewal	20	$15.00
Convertible debenture	32	$13.25
Convertible debenture	49	$15.00
Convertible debenture	319	$15.00
Notes payable	86	$13.92
Referral Fees	7	$13.25
	1,248

7. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $171 and $126, respectively, for the three months ended March 31, 2015 and 2014.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

8. Severance Arrangements
In September 2014, two of our co-founders retired from full-time employment with the Company, and two other non-executive members of management were terminated from the Company. Pursuant to the severance arrangements provided in their respective employment and separation agreements, we recognized severance-related expenses of approximately $1,488 during the year ended December 31, 2014. This severance expense includes salary, payroll taxes and bonus payments to which the former employees were entitled under their respective arrangements. We expect to pay the remaining severance expense, which totaled $789 and was accrued as of March 31, 2015, over the next seven months.
In addition, the retiring co-founders entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014 and were granted stock options to purchase 33 shares of the Company’s common stock in connection with such arrangements. See Note 5 for further details of these share-based compensation arrangements.

9. Leases
In March 2015, we entered into an agreement to lease approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The new lease will commence when the space is ready for occupancy, which we anticipate will be in August 2015, and expire in September 2027. We established a $400 letter of credit as security for the lease, which is recorded on the consolidated balance sheet as of March 31, 2015 as restricted cash.
We are required to establish an escrow account, estimated to be in the amount of $1,879, which will be used to fund a portion of the leasehold improvements that we plan to put into service. We will own the leasehold improvement assets until the expiration of the lease period and, as a result, will capitalize the leasehold improvement assets on the balance sheet as they are constructed. Once the assets are placed into service, we will amortize them using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.
We will recognize rent expense for the minimum lease payments on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments will be classified as deferred rent. Any lease incentives such as rent abatements received will be deferred and amortized over the term of the lease. Future minimum lease payments for all of our operating leases are disclosed in Note 4 to the condensed consolidated financial statements.

10. Subsequent Events
On April 29, 2015, the Board of Directors (the “Board”) of the Company appointed David Habiger as interim Chief Executive Officer effective April 30, 2015. Mr. Habiger replaces Patrick Allin, who will continue with the Company as Executive Chairman.
In connection with Mr. Allin's transition to Executive Chairman, he and the Company entered into a Transition Agreement dated May 5, 2015, pursuant to which he was granted a restricted stock unit award with a value of $1,700, which will cliff vest on April 1, 2016. In connection with Mr. Habiger's employment with the Company as interim Chief Executive Officer, he and the Company entered into a letter agreement dated May 4, 2015, pursuant to which he was granted a restricted stock unit award with a value of $2,250, which will cliff vest on May 4, 2016.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K filed on March 6, 2015.

We use the terms “we,” “us,” “our” and “the Company” in this report to refer to Textura Corporation and its subsidiaries, except where the context otherwise requires or indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the ‘‘Exchange Act”), relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. For a more detailed discussion of these factors, see the information under the heading ‘‘Risk Factors” included in our Annual Report on Form 10-K filed on March 6, 2015. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

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
In addition, we offer PlanSwift, a take‑off and estimating solution used in preparing construction bids, and BidOrganizer, a solution designed to help contractors save time and money by providing a central, online location to prioritize, track, and schedule all bid invitations.

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

Recent Developments
In March 2015, we entered into a lease agreement for approximately 23,000 square feet of office space in Chicago, Illinois. See Note 4 and Note 9 to the condensed consolidated financial statements for further details on this new lease.

On April 29, 2015, the Board of the Company appointed David Habiger as interim Chief Executive Officer effective April 30, 2015. Mr. Habiger replaces Patrick Allin, who will continue with the Company as Executive Chairman.

Key Business Metrics
In addition to traditional financial measures, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$14,993	$10,657
Organization‑driven revenue	4,208	3,130
Total revenue	$19,201	$13,787
Activity‑driven revenue:
Number of projects added	1,794	1,712
Client‑reported construction value added (billions)	$24.1	$19.5
Active projects during period	8,469	7,052
Organization‑driven revenue:
Number of organizations	18,662	14,173
Adjusted EBITDA	$860	$(3,339)
Deferred revenue balance as of the end of period	$37,913	$27,834
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
Additional metrics
Adjusted EBITDA. Adjusted EBITDA represents loss before interest, taxes, depreciation and amortization, share-based compensation expense and acquisition-related and other expenses. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), and is a performance measure used by management in conjunction with traditional GAAP operating performance measures as part of the overall assessment of our performance including:

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(3,067)	$(7,340)
Total other income (expense), net	(4)	25
Income tax provision	84	80
Depreciation and amortization	1,876	1,886
EBITDA	(1,111)	(5,349)
Share‑based compensation expense	1,971	1,936
Acquisition‑related and other expenses*	—	74
Adjusted EBITDA	$860	$(3,339)

*Acquisition-related and other expenses represent acquisition, strategic transaction and certain tax-related costs.
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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues	$19,201	$13,787
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	3,578	2,882
General and administrative	6,832	6,055
Sales and marketing	5,193	4,843
Technology and development	4,709	5,356
Depreciation and amortization	1,876	1,886
Total operating expenses	22,188	21,022
Loss from operations	(2,987)	(7,235)
Total other income (expense), net	4	(25)
Loss before income taxes	(2,983)	(7,260)
Income tax provision	84	80
Net loss	(3,067)	(7,340)
Less: Net loss attributable to non-controlling interests	—	(75)
Net loss attributable to Textura Corporation	(3,067)	(7,265)
Accretion of redeemable non‑controlling interest	—	94
Net loss available to Textura Corporation common stockholders	$(3,067)	$(7,359)

	Three Months Ended March 31,
	2015	2014
Revenues	100%	100%
Operating expenses:
Cost of services	19%	21%
General and administrative	36%	44%
Sales and marketing	27%	35%
Technology and development	25%	39%
Depreciation and amortization	10%	14%
Total operating expenses	116%	153%
Loss from operations	(16)%	(53)%
Other expense, net	—%	—%
Loss before taxes	(16)%	(53)%
Income tax provision	—%	—%
Net loss	(16)%	(53)%

Operating Metrics

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$14,993	$10,657	$4,336	41%
Organization‑driven revenue	4,208	3,130	1,078	34%
Total revenue	$19,201	$13,787	$5,414	39%
Activity‑driven revenue:
Number of projects added	1,794	1,712	82	5%
Client‑reported construction value added (billions)	$24.1	$19.5	$4.6	24%
Active projects during period	8,469	7,052	1,417	20%
Organization‑driven revenue:
Number of organizations	18,662	14,173	4,489	32%
Activity‑driven revenue: Activity‑driven revenue increased $4.3 million, or 41%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily due to a 5% increase in the number of projects added to our solutions and a 20% increase in the number of active projects during the period.
For several of our existing CPM general contractor clients, we have established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number of projects added to our system. As a result of these subscription arrangements, nonrecurring revenue recognized during the three months ended March 31, 2015 and 2014 was approximately $0.4 million and $0.3 million, respectively.
Organization‑driven revenue: Organization-driven revenue increased $1.1 million, or 34%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to growth in sales of our PlanSwift solution.

Cost of services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of services	$3,578	$2,882	$696	24%
Percent of revenue	19%	21%
Cost of services increased $0.7 million, or 24%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was driven by a $0.3 million increase in personnel-related costs to support additional headcount, a $0.1 million increase in license fees, a $0.1 million increase in travel expenses and a $0.1 million increase in certain taxes. Additionally, foreign exchange losses increased by $0.1 million due to unfavorable foreign currency fluctuations compared to the prior-year period.

General and administrative

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
General and administrative	$6,832	$6,055	$777	13%
Percent of revenue	36%	44%
General and administrative expenses increased $0.8 million, or 13%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was due to a $0.4 million increase in personnel-related costs to support additional headcount and a $0.2 million increase in hardware and software purchases to support growth of the business. The increase was also driven by $0.2 million increases in both taxes and professional services expense. These increases were partially offset by a $0.2 million decrease in travel expense.
Sales and marketing

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$5,193	$4,843	$350	7%
Percent of revenue	27%	35%
Sales and marketing expenses increased $0.4 million, or 7%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily driven by a $0.3 million increase in personnel-related costs to support additional headcount. Additionally, travel expense, hardware and software purchases, and professional services expense each increased by $0.1 million. These increases were partially offset by a $0.2 million decrease in external marketing initiatives.
Technology and development

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Technology and development	$4,709	$5,356	$(647)	(12)%
Percent of revenue	25%	39%
Technology and development expenses decreased $0.6 million, or 12%, in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. We capitalized an additional $1.0 million of software development costs compared to the prior-year period, which reduced total personnel and professional service expenses in the current period. The decrease was partially offset by a $0.2 million increase in bonus expense, a $0.1 million increase in professional service expense and a $0.1 million increase in other miscellaneous expenses.
Depreciation and amortization

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Depreciation and amortization	$1,876	$1,886	$(10)	(1)%
Percent of revenue	10%	14%

Depreciation and amortization expenses decreased slightly in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Amortization expense related to intangible assets decreased $0.2 million compared to the prior-year period, as several assets acquired from the Gradebeam and Submittal Exchange acquisitions in the three months ended December 31, 2011 became fully amortized during the three months ended December 31, 2014. This decrease was offset by a $0.2 million increase in depreciation expense due to an increase in capital expenditures to support growth of our business.
Other expense, net

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Other expense, net	$4	$(25)	$29	116%
Other expense, net, decreased in the three months ended March 31, 2015 as compared to the prior-year period. The decrease was primarily driven by lower interest expense due to a reduced number of capital leases outstanding during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Additional metrics

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$860	$(3,339)	$4,199	126%
Adjusted EBITDA increased by $4.2 million, or 126%, in the three months ended March 31, 2015 as compared to the prior-year period. The increase in Adjusted EBITDA was primarily driven by revenue growth, partially offset by higher personnel-related costs to support increased headcount and a general increase in expenses to support growth of our business.

	March 31, 2015	December 31, 2014	$ Change	% Change
	(dollars in thousands)
Deferred revenue	$37,913	$35,583	$2,330	7%
Deferred revenue increased $2.3 million, or 7%, from December 31, 2014 to March 31, 2015, primarily due to an increase in sales for our CPM, Submittal Exchange and PlanSwift solutions.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting polices and estimates since December 31, 2014. For a discussion of our critical accounting polices and estimates as of December 31, 2014, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K filed on March 6, 2015.

Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our initial public offering (the ‘‘IPO’’) in June 2013 and follow-on offering in September 2013, private placements of subordinated convertible debentures, notes payable, leases payable and cash provided by operating activities. Our primary source of liquidity as of March 31, 2015 consisted of $67.5 million of cash and cash equivalents.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.
For the remaining three quarters of the year ending December 31, 2015, we have planned capital expenditures of approximately $5.6 million and no expected debt service obligations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next twelve months, including these capital expenditures.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in) in operating activities	$3,192	$(3,330)
Net cash used in investing activities	$(3,289)	$(1,552)
Net cash provided by financing activities	$950	$396
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
In the three months ended March 31, 2015, $3.9 million, or 128%, of our net loss of $3.1 million consisted of non-cash items, including $1.9 million of depreciation and amortization expense, $2.0 million of share-based compensation expense, and $0.1 million of income tax expense. Working capital changes in the three months ended March 31, 2015 included a $2.3 million increase in deferred revenue and a $0.7 million contribution from accounts receivable, partially offset by a $0.6 million decrease in accounts payable and accrued and other expenses. The increase of $6.5 million in cash provided by operating activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily driven by higher revenue, deferred revenue and other working capital balances, partially offset by higher personnel-related costs and other costs to support the growth of our business.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In the three months ended March 31, 2015, cash used in investing activities was $3.3 million, which consisted of the capitalization of software development costs and other capital expenditures to support our expanding infrastructure and growth and an increase in restricted cash.

Net Cash Provided by Financing Activities
In the three months ended March 31, 2015, cash provided by financing activities was $1.0 million, due primarily to $1.1 million in proceeds from the exercise of stock options, partially offset by $0.2 million in payments on our capital leases.

Contractual Obligations
The following table describes our contractual obligations as of March 31, 2015 (in thousands):

	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases (1)	$191	$191	$—	$—	$—
Lease obligations (2)	6,151	619	1,412	767	3,353
Total contractual obligations	$6,342	$810	$1,412	$767	$3,353

(1)	Capital lease arrangements relate to certain fixed asset acquisitions in the fiscal year ended September 30, 2013. All outstanding capital leases will expire during the year ending December 31, 2015.

(2)
Lease obligations include office leases in Des Moines, Iowa, Phoenix, Arizona, Bountiful, Utah and Reston, Virginia and other office furniture and equipment leases. Additionally, in March 2015, we entered into a new lease for approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The new lease will commence when the space is ready for occupancy, which we anticipate will be in August 2015, and expires in September 2027. The minimum non-cancelable payments for the facility in Chicago are included in the table above and include amounts related to the lease.

ITEM 3. QUANTITAIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2014. For a discussion of our market risk as of December 31, 2014, see “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed on March 6, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming as defendants the Company and certain of its executive officers. An amended complaint was filed on February 17, 2015. The amended complaint alleges violations of the Securities Exchange Act  of 1934 by the Company and its executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding its business and operations between June 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. We believe the lawsuit is without merit and intend to defend the case vigorously. We filed a motion to dismiss on May 4, 2015.

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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. On June 30, 2014, we used net proceeds of the IPO to purchase Minter Ellison’s interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.7 million, resulting in Textura's 100% ownership of that entity. In addition, since our IPO we have used proceeds totaling $13.4 million on capital expenditures. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.
c) Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Textura Corporation, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date:    May 8, 2015

TEXTURA CORPORATION

By: /s/ Jillian Sheehan
Name: Jillian Sheehan
Title: Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Textura Corporation, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.