Form 10-Q
period 2015-06-30
Textura Corp
filed 2015-07-31
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

As of July 24, 2015, 25,859,751 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(dollars and shares in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$67,980	$66,758
Accounts receivable, net of allowance for doubtful accounts of $207 at June 30, 2015 and $254 at December 31, 2014	9,520	8,274
Prepaid expenses and other current assets	1,282	1,163
Total current assets	78,782	76,195
Property and equipment, net	32,161	26,103
Restricted cash	2,180	1,780
Goodwill	52,848	52,848
Intangible assets, net	10,025	12,132
Other assets	1,331	226
Total assets	$177,327	$169,284

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,874	$1,699
Accrued expenses	10,520	9,874
Deferred revenue, short-term	37,133	31,923
Leases payable, short-term	4	412
Total current liabilities	49,531	43,908
Deferred revenue, long-term	4,364	3,660
Other long-term liabilities	1,155	1,028
Total liabilities	55,050	48,596
Stockholders’ equity
Common stock, $.001 par value; 90,000 shares authorized; 26,516 and 26,247 shares issued and 25,860 and 25,588 shares outstanding at June 30, 2015 and December 31, 2014, respectively	26	26
Additional paid in capital	348,031	340,344
Treasury stock, at cost; 656 and 659 shares at June 30, 2015 and December 31, 2014, respectively	(10,013)	(9,923)
Accumulated other comprehensive loss	(428)	(340)
Accumulated deficit	(215,339)	(209,419)
Total stockholders’ equity	122,277	120,688
Total liabilities and stockholders’ equity	$177,327	$169,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$21,283	$14,965	$40,484	$28,752
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	3,750	3,028	7,328	5,910
General and administrative	7,649	6,473	14,481	12,528
Sales and marketing	5,379	4,663	10,572	9,506
Technology and development	5,190	4,819	9,899	10,175
Depreciation and amortization	2,089	1,962	3,965	3,848
Total operating expenses	24,057	20,945	46,245	41,967
Loss from operations	(2,774)	(5,980)	(5,761)	(13,215)
Other income (expense), net
Interest income and other expense, net	5	27	20	45
Interest expense	(4)	(35)	(15)	(78)
Total other income (expense), net	1	(8)	5	(33)
Loss before income taxes	(2,773)	(5,988)	(5,756)	(13,248)
Income tax provision	80	80	164	160
Net loss	(2,853)	(6,068)	(5,920)	(13,408)
Less: Net loss attributable to non-controlling interest	—	(94)	—	(169)
Net loss attributable to Textura Corporation	(2,853)	(5,974)	(5,920)	(13,239)
Accretion of redeemable non‑controlling interest	—	105	—	199
Net loss available to Textura Corporation common stockholders	$(2,853)	$(6,079)	$(5,920)	$(13,438)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(0.11)	$(0.24)	$(0.23)	$(0.54)
Weighted-average number of common shares outstanding, basic and diluted	25,774	25,001	25,707	24,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,853)	$(6,068)	$(5,920)	$(13,408)
Other comprehensive loss:
Foreign currency translation adjustment	(46)	(4)	(88)	(1)
Comprehensive loss	(2,899)	(6,072)	(6,008)	(13,409)
Less: Comprehensive loss attributable to non-controlling interests	—	(97)	—	(176)
Comprehensive loss attributable to Textura Corporation	$(2,899)	$(5,975)	$(6,008)	$(13,233)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(dollars and shares in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 1, 2015	25,588	$26	$340,344	$(9,923)	$(340)	$(209,419)	$120,688
Share-based compensation	—	—	4,620	—	—	—	4,620
Issuance of common stock upon exercise of stock options	225	—	2,944	—	—	—	2,944
Issuance of common stock upon exercise of warrants	9	—	123	—	—	—	123
Issuance of common stock in connection with vesting of RSUs	35	—	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	3	—	—	56	—	—	56
Net loss	—	—	—	—	—	(5,920)	(5,920)
Foreign currency translation	—	—	—	—	(88)	—	(88)
Repurchase of common stock at cost	—	—	—	(146)	—	—	(146)
Balances at June 30, 2015	25,860	$26	$348,031	$(10,013)	$(428)	$(215,339)	$122,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(5,920)	$(13,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,965	3,848
Deferred income taxes	160	160
Non-cash interest expense (income)	—	(1)
Share‑based compensation	4,620	3,766
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,247)	(1,618)
Prepaid expenses and other assets	(202)	105
Deferred revenue, including long-term portion	5,914	5,317
Accounts payable	(13)	582
Accrued expenses and other	517	220
Net cash provided by (used in) operating activities	7,794	(1,029)
Cash flows from investing activities
Increase in restricted cash and escrow funds	(1,226)	—
Purchases of property and equipment, including software development costs	(7,890)	(3,625)
Net cash used in investing activities	(9,116)	(3,625)
Cash flows from financing activities
Principal payments on loan payable	—	(99)
Payments on capital leases	(408)	(397)
Proceeds from exercise of options and warrants	3,067	1,552
Buyout of non-controlling interest	—	(1,563)
Net issuance (repurchase) of common shares (treasury)	(91)	(4,096)
Net cash provided by (used in) financing activities	2,568	(4,603)
Effect of changes in foreign exchange rates on cash and cash equivalents	(24)	5
Net increase (decrease) in cash and cash equivalents	1,222	(9,252)
Cash and cash equivalents
Beginning of period	66,758	77,130
End of period	$67,980	$67,878
Supplemental cash flow data:
Cash paid for interest	$15	$78
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses	$800	$596
Accretion of redeemable non‑controlling interest	$—	$199
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
We are subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of our solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. We have incurred significant losses and continue to devote the majority of our resources to the growth of our business. We had an accumulated deficit of $215.3 million as of June 30, 2015.

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

All of our on-demand solutions include training and support. We evaluate whether the individual deliverables in our revenue arrangements qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. In determining whether deliverables have standalone value, we consider whether solutions are sold to new customers without training and support, the nature of the training and support provided and the availability of the training and support from other vendors. We concluded that training and support do not have standalone value because they are generally not sold separately, do not have value to the customer without the solution and are not available from other vendors. Accordingly, the training and support are combined with the solution and treated as a single unit of accounting.

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

We collect sales taxes from our customers on sales of taxable products and services and remit such collections to the appropriate taxing authority. Sales tax collections are presented in the consolidated statements of operations and comprehensive income on a net basis and, accordingly, are excluded from reported revenues.
Foreign Currency Transactions
Our functional currency is the U.S. Dollar. Asset and liability balances denominated in a foreign currency are remeasured to U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period. We record foreign currency translation differences in accumulated other comprehensive income (loss).
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
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

The following outstanding securities were excluded from the computation of diluted net loss per share available to our common stockholders as their inclusion would have been anti-dilutive:

	As of June 30,
	2015	2014
	(in thousands)
Outstanding restricted stock units	307	75
Outstanding stock options	3,357	3,469
Outstanding common stock warrants	1,215	1,273
Outstanding employee stock purchase plan units	3	4
Total excluded securities	4,882	4,821

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

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. In July 2015, the FASB voted to defer the effective date and, as a result, ASU 2014-09 is effective for us beginning on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

3. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Land	$4,276	$4,276
Computer equipment	5,420	4,566
Furniture and fixtures	2,687	2,750
Leasehold improvements	145	124
Building	17,942	16,527
Capitalized software	15,875	11,968
Property and equipment, gross	46,345	40,211
Less: Accumulated depreciation and amortization	(14,184)	(14,108)
Property and equipment, net	$32,161	$26,103
Depreciation expense related to property and equipment was $742 and $606, respectively, for the three months ended June 30, 2015 and 2014 and $1,422 and $1,143, respectively, for the six months ended June 30, 2015 and 2014. Amortization expense related to capitalized software was $293 and $73, respectively, for the three months ended June 30, 2015 and 2014 and $436 and $140, respectively, for the six months ended June 30, 2015 and 2014. We capitalized software development costs of $1,550 and $1,684, respectively, for the three months ended June 30, 2015 and 2014 and $3,510 and $2,632, respectively, for the six months ended June 30, 2015 and 2014.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

In June 2015, we purchased the assets under our capital lease agreements. In connection with the termination of these leases, we wrote off the remaining net book value of $99 and recorded the new asset basis of $1,431 (see Note 9 for further details).

4. Commitments and Contingencies
We lease office space in various commercial buildings and have office equipment leases. For the office leases, we are also responsible for operating expenses and the leases escalation clauses.

In March 2015, we entered into a new lease for approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease term commenced in July 2015 and will expire in September 2027.

The following is a schedule of future minimum rental payments required under all of our operating lease agreements as of June 30, 2015 for the years ending December 31:

Amount
(in thousands)
2015	$295
2016	774
2017	667
2018	527
2019	298
Thereafter	3,430
$5,991
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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

5. Share‑Based Compensation
During the six months ended June 30, 2015, we granted under the Long-Term Incentive Plan stock options to purchase 153 shares of our common stock with a weighted-average exercise price and weighted-average fair value of $26.22 and $9.83, respectively. The fair value of the options was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

Six Months Ended
June 30, 2015
Expected dividend yield	—
Expected volatility	37.4%
Risk-free interest rate	1.61%
Expected term (years)	5.72

In September 2014, two co-founders of the Company retired from full-time employment with the Company and entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014. Pursuant to the consulting arrangements, in October 2014, the former employees were collectively granted stock options to purchase 33 shares of our common stock. Such stock options vest over a period between six and twelve months, and we will recognize the expense for these non-employee options as they vest. Since they are non-employee stock awards, we began recognizing the expense based on the fair value of the awards at the end of each reporting period beginning in the three months ended December 31, 2014. Share-based compensation expense related to these non-employee options was $54 and $142, respectively, for the three and six months ended June 30, 2015.

On April 29, 2015, the Board of Directors (the “Board”) of the Company appointed David Habiger as interim Chief Executive Officer effective April 30, 2015. Mr. Habiger replaces Patrick Allin, who continues with the Company as Executive Chairman. In connection with Mr. Habiger's employment with the Company as interim Chief Executive Officer, he and the Company entered into a letter agreement dated May 4, 2015, pursuant to which he was granted a restricted stock unit award with a fair value of $2,250, which will cliff vest on May 4, 2016. In connection with Mr. Allin's transition to Executive Chairman, he and the Company entered into a Transition Agreement dated May 5, 2015, pursuant to which he was granted a restricted stock unit award with a fair value of $1,700, which will cliff vest on April 1, 2016.

Share-based compensation expense was $2,649 and $1,830, respectively, for the three months ended June 30, 2015 and 2014 and $4,620 and $3,766, respectively, for the six months ended June 30, 2015 and 2014. Share-based compensation expense is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of services	$180	$156	$367	$308
General and administrative	2,030	1,049	3,346	2,240
Sales and marketing	233	324	499	636
Technology and development	206	301	408	582
Total	$2,649	$1,830	$4,620	$3,766

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

6. Warrants
We did not issue any warrants during the six months ended June 30, 2015. Warrants outstanding to purchase our common stock as of June 30, 2015 were as follows:

	Warrants Outstanding	Weighted- Average Exercise Price
Convertible debenture	276	$16.26
Convertible debenture	385	$13.25
Convertible debenture	48	$16.26
Mortgage renewal	20	$15.00
Convertible debenture	32	$13.25
Convertible debenture	49	$15.00
Convertible debenture	319	$15.00
Notes payable	86	$13.92
	1,215

7. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $182 and $145, respectively, for the three months ended June 30, 2015 and 2014 and $353 and $271, respectively, for the six months ended June 30, 2015 and 2014.

8. Severance Arrangements
In September 2014, two of our co-founders retired from full-time employment with the Company, and two other non-executive members of management were terminated from the Company. Pursuant to the severance arrangements provided in their respective employment and separation agreements, we recognized severance-related expenses of approximately $1,488 during the year ended December 31, 2014. This severance expense includes salary, payroll taxes and bonus payments to which the former employees were entitled under their respective arrangements. We expect to pay the remaining severance expense, which totaled $620 and was accrued as of June 30, 2015, over the next four months.
In addition, the retiring co-founders entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014 and were granted stock options to purchase 33 shares of the Company’s common stock in connection with such arrangements. See Note 5 for further details of these share-based compensation arrangements.

9. Leases
In March 2015, we entered into an agreement to lease approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease term commenced in July 2015 and will expire in September 2027. We established a $400 letter of credit as security for the lease, which is recorded on the consolidated balance sheet as of June 30, 2015 as restricted cash.
Under the terms of the lease, we were required to establish an escrow account in the amount of $1,879, which is being used to fund a portion of the leasehold improvements that we plan to put into service. We will own the leasehold improvement assets until the expiration of the lease period and, as a result, will capitalize the leasehold improvement assets on the balance sheet as they are constructed. Once the assets are placed into service, we will amortize them using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. As of June 30, 2015, we had disbursed $1,053 related to the leasehold improvements, and there was $826 remaining in the escrow account, which is classified as a long-term asset on the consolidated balance sheet.

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
In June 2015, we purchased the assets under one of our capital lease arrangements. In connection with the termination of the lease, we wrote off the former net book value of these leased assets of $99 and recorded $1,431 in new asset basis. The new asset basis was determined based on the sum of the cash consideration paid to the lessor and the net book value of the leased assets, partially offset by the remaining lease liability. We are depreciating the assets over periods of between one and five years.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K filed on March 6, 2015.

We use the terms “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q to refer to Textura Corporation and its subsidiaries, except where the context otherwise requires or indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act”), relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. For a more detailed discussion of these factors, see the information under the heading ‘‘Risk Factors” included in our Annual Report on Form 10-K filed on March 6, 2015. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

Overview
We are a leading provider of collaboration and productivity tools for the construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management, and provide improved visibility and control of construction activities for our clients. Our collaboration solutions offer robust functionality, data sharing and exchange capabilities, and workflow tools that support several mission‑critical business processes at various stages of the construction project lifecycle:

•
Construction Payment Management (“CPM”) enables the generation, collection, review and routing of invoices and the necessary supporting documentation and legal documents, and initiation of payment of the invoices. In addition, we offer Early Payment Program (“EPP”), which facilitates third-party funding that enables general contractors to provide accelerated payments to subcontractors. We provide the technology for EPP through our CPM solution and technology platform.

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
In May 2015, we launched PerformanceTracker, an online collaboration solution that transforms the performance evaluation process for general contractors to yield data-driven, actionable insights and full visibility into the performance of subcontractors and other project partners.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except where otherwise indicated)		(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$17,172	$11,581	$32,165	$22,238
Organization‑driven revenue	4,111	3,384	8,319	6,514
Total revenue	$21,283	$14,965	$40,484	$28,752
Activity‑driven revenue:
Number of projects added	2,280	1,729	4,074	3,441
Client‑reported construction value added (billions)	$25.8	$17.7	$49.9	$37.2
Active projects during period	9,123	7,578	10,857	8,961
Organization‑driven revenue:
Number of organizations	19,877	15,922	20,820	16,497
Adjusted EBITDA	$2,303	$(2,188)	$3,163	$(5,527)
Deferred revenue balance as of the end of period	$41,497	$31,148	$41,497	$31,148
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
We derive the metrics above from a number of sources, including information entered into our solutions by our clients, our historical data and our analysis of the actions of our clients on our solutions. Clients may adjust or update previously entered information periodically. In particular, client-reported construction value may be modified by the client during the lifetime of the project to revise initial estimates of construction value or reflect changes in the scope or cost of the project, and client-reported construction value may increase or decrease as a result. Since these metrics are based on information available at the time they are prepared, metrics may reflect updates from those previously reported for prior periods. Historically, these updates have not been significant in amount or percentage. In addition, management is unable to independently verify the construction value data entered by our clients. Notwithstanding these limitations, based on our historical experience management believes that these metrics are valuable indicators of the overall progress of the business and the success of our various strategies.
Organization-driven revenue
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
Additional metrics
Adjusted EBITDA. Adjusted EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, share-based compensation expense and acquisition-related and other expenses. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’), and is a performance measure used by management in conjunction with traditional U.S. GAAP operating performance measures as part of the overall assessment of our performance including:

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

Adjusted EBITDA is not a measurement under U.S. GAAP and should not be considered an alternative to net loss or as an alternative to cash flow from operating activities. The Adjusted EBITDA measurement has limitations as an analytical tool and the method of calculation may vary from company to company.

The following table presents a reconciliation from the most directly comparable U.S. GAAP measure, net loss, to
Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(2,853)	$(6,068)	$(5,920)	$(13,408)
Total other (income) expense, net	(1)	8	(5)	33
Income tax provision	80	80	164	160
Depreciation and amortization	2,089	1,962	3,965	3,848
EBITDA	(685)	(4,018)	(1,796)	(9,367)
Share‑based compensation expense	2,649	1,830	4,620	3,766
Acquisition‑related and other expenses*	339	—	339	74
Adjusted EBITDA	$2,303	$(2,188)	$3,163	$(5,527)
*In 2015, acquisition-related and other expenses represent certain tax-related costs and certain legal costs related to the previously disclosed CEO transition and securities litigation. In 2014, acquisition-related and other expenses represent costs related to the Latista acquisition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues	$21,283	$14,965	$40,484	$28,752
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	3,750	3,028	7,328	5,910
General and administrative	7,649	6,473	14,481	12,528
Sales and marketing	5,379	4,663	10,572	9,506
Technology and development	5,190	4,819	9,899	10,175
Depreciation and amortization	2,089	1,962	3,965	3,848
Total operating expenses	24,057	20,945	46,245	41,967
Loss from operations	(2,774)	(5,980)	(5,761)	(13,215)
Total other income (expense), net	1	(8)	5	(33)
Loss before income taxes	(2,773)	(5,988)	(5,756)	(13,248)
Income tax provision	80	80	164	160
Net loss	(2,853)	(6,068)	(5,920)	(13,408)
Less: Net loss attributable to non-controlling interests	—	(94)	0	(169)
Net loss attributable to Textura Corporation	(2,853)	(5,974)	(5,920)	(13,239)
Accretion of redeemable non‑controlling interest	—	105	—	199
Net loss available to Textura Corporation common stockholders	$(2,853)	$(6,079)	$(5,920)	$(13,438)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100%	100%	100%	100%
Operating expenses:
Cost of services	18%	20%	18%	21%
General and administrative	36%	44%	36%	44%
Sales and marketing	25%	31%	26%	33%
Technology and development	25%	32%	24%	35%
Depreciation and amortization	10%	13%	10%	13%
Total operating expenses	113%	140%	114%	146%
Loss from operations	(13)%	(40)%	(14)%	(46)%
Total other income (expense), net	—%	—%	—%	—%
Loss before taxes	(13)%	(40)%	(14)%	(46)%
Income tax provision	—%	1%	1%	1%
Net loss	(13)%	(41)%	(15)%	(47)%

Operating Metrics

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands, except where otherwise indicated)				(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$17,172	$11,581	$5,591	48%	$32,165	$22,238	$9,927	45%
Organization‑driven revenue	4,111	3,384	727	21%	8,319	6,514	1,805	28%
Total revenue	$21,283	$14,965	$6,318	42%	$40,484	$28,752	$11,732	41%
Activity‑driven revenue:
Number of projects added	2,280	1,729	551	32%	4,074	3,441	633	18%
Client‑reported construction value added (billions)	$25.8	$17.7	$8.1	46%	$49.9	$37.2	$12.7	34%
Active projects during period	9,123	7,578	1,545	20%	10,857	8,961	1,896	21%
Organization‑driven revenue:
Number of organizations	19,877	15,922	3,955	25%	20,820	16,497	4,323	26%
Activity‑driven revenue: Activity‑driven revenue increased $5.6 million, or 48%, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Activity-driven revenue increased $9.9 million, or 45%, in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. These increases were due primarily to higher revenue from usage fees paid by subcontractors using CPM, an increase in CPM subscription fees and, to a lesser extent, increases in Submittal Exchange and Latista project and subscription fees.
The increases in CPM subcontractor usage fees year over year were driven by higher client-reported construction value, a larger number of projects added and a higher number of active projects on system compared to the prior-year periods. In addition, usage fees grew from 2014 due to a price increase that was effective in the first quarter of 2014. Since the price increase is effective only for projects added to our CPM solution subsequent to the effective date of the increase, and because these fees are recognized over the estimated term of the construction contract, which could be as long as 20 months, we will continue to realize the benefit of the price increase through 2016.
The increases in CPM subscription fees were also due to higher client-reported construction value and a larger number of projects added to our systems compared to the prior-year periods. In addition, for several of our existing CPM general contractor clients, we have established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number of projects added to our CPM system during the subscription period. As a result of these subscription arrangements, nonrecurring revenue recognized during the three and six months ended June 30, 2015 was approximately $0.6 million and $1.0 million, respectively.
As discussed above, the increases in our revenue year-over-year were driven by the number of projects and client-reported construction value added during the period and the number of active projects on our systems, which were due to CPM general contractor implementations and growth in the construction industry. However, these metrics do not directly correlate to the percentage increase in revenue because they do not capture the impact of pricing changes (discussed above) or the impact of changes in the mix of project sizes.
Organization‑driven revenue: Organization-driven revenue increased $0.7 million, or 21%, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Organization-driven revenue increased $1.8 million, or 28%, in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increases were primarily driven by growth in sales of our PQM and PlanSwift solutions.

Cost of services

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of services	$3,750	$3,028	$722	24%	$7,328	$5,910	$1,418	24%
Cost of services increased $0.7 million, or 24%, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was driven by a $0.4 million increase in personnel-related costs to support additional headcount and a $0.3 million increase in hosting and licensing fees.
Cost of services increased $1.4 million, or 24%, in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily driven by a $0.7 million increase in personnel-related costs to support additional headcount and a $0.4 million increase in hosting and licensing fees. Additionally, professional services expenses, share-based compensation and foreign currency translation each increased by $0.1 million.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$7,649	$6,473	$1,176	18%	$14,481	$12,528	$1,953	16%
General and administrative expenses increased $1.2 million, or 18%, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily due to a $1.0 million increase in share-based compensation related to the CEO transition (see Note 5 to the Condensed Consolidated Financial Statements for further details) and a $0.2 million increase in personnel-related costs to support additional headcount.
General and administrative expenses increased $2.0 million, or 16%, in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was due primarily to a $1.1 million increase in share-based compensation primarily related to the CEO transition (see Note 5 to the Condensed Consolidated Financial Statements for further details) and a $0.5 million increase in personnel-related costs to support additional headcount. Additionally, software purchases and professional services expenses increased by $0.3 million to support growth of the business. These increases were partially offset by $0.2 million decrease in travel expenses.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$5,379	$4,663	$716	15%	$10,572	$9,506	$1,066	11%
Sales and marketing expenses increased $0.7 million, or 15%, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was due to a $0.4 million increase in marketing expenses, a $0.3 million increase in personnel-related costs, $0.2 million increase in professional services expenses and $0.1 million increase in software purchases to support additional headcount and growth initiatives. These increases were partially offset by a $0.1 million decrease in commissions, share-based compensation and recruiting expenses.
Sales and marketing expenses increased $1.1 million, or 11%, in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was due to a $0.7 million increase in personnel-related costs, a $0.3 million increase in professional service expenses, a $0.2 million increase in marketing costs, and a $0.1 million increase in software purchases to support and headcount and growth of the business. These increases were partially offset by a $0.1 million decrease in share-based compensation and recruiting expense.

Technology and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Technology and development	$5,190	$4,819	$371	8%	$9,899	$10,175	$(276)	(3)%
Technology and development expenses increased $0.4 million, or 8%, in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. We capitalized $0.1 million less software development costs compared to the prior-year period, which increased total personnel and professional service expenses in the current period. Year over year, personnel-related costs increased by $0.9 million to support additional headcount and growth of the business, partially offset by a $0.2 million decrease in professional service expenses and $0.1 million decreases in hardware and software purchases, recruiting and share-based compensation expenses.
Technology and development expenses decreased $0.3 million, or (3)%, in the six months ended June 30, 2015 as compared to the three months ended June 30, 2014. We capitalized an additional $0.9 million of software development costs compared to the prior-year period, which reduced total personnel and professional service expenses in the current period. Year over year, share-based compensation expenses decreased by $0.2 million, professional services expense decreased by $0.2 million, and recruiting expense, facilities-related expense, and hardware and software purchases each decreased by $0.1 million. These decreases were partially offset by a $0.4 million increase in personnel-related costs.

Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Depreciation and amortization	$2,089	$1,962	$127	6%	$3,965	$3,848	$117	3%
Depreciation and amortization expenses increased by $0.1 million, or 6%, and $0.1 million, or 3%, in the three and six months ended June 30, 2015 as compared to the prior-year periods. The increase was primarily driven by capital expenditures over the past year, including internally developed software, resulting in $0.3 million higher expense year over year. This increase was partially offset by a $0.2 million decrease in amortization expense related to intangible assets compared to the prior-year period, as several assets acquired from the Gradebeam and Submittal Exchange acquisitions in the fiscal year ended December 31, 2011 became fully amortized during the fiscal year ended December 31, 2014.
Other expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$1	$(8)	$9	113%	$5	$(33)	$38	115%
Other expense, net, decreased in the three and six months ended June 30, 2015 as compared to the prior-year periods. The decrease was primarily driven by lower interest expense due to a reduced number of capital leases outstanding during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.

Income tax provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision	$80	$80	$0	—%	$164	$160	$4	3%
Our income tax provision has not changed materially in the three and six months ended June 30, 2015 as compared to the prior-year periods.  The income tax expense reflects a temporary tax difference resulting from tax amortization of goodwill connected with our acquisitions.
Additional metrics

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Adjusted EBITDA	$2,303	$(2,188)	$4,491	205%	$3,163	$(5,527)	$8,690	157%
Adjusted EBITDA increased by $4.5 million and $8.7 million, respectively, in the three and six months ended June 30, 2015 as compared to the prior-year periods. The increase in Adjusted EBITDA was primarily driven by revenue growth, partially offset by higher personnel-related costs to support increased headcount and a general increase in expenses to support growth of our business.

	June 30, 2015	December 31, 2014	$ Change	% Change
	(dollars in thousands)
Deferred revenue	$41,497	$35,583	$5,914	17%
Deferred revenue increased $5.9 million, or 17%, from December 31, 2014 to June 30, 2015, primarily due to an increase in sales for our CPM, Submittal Exchange, PlanSwift and PQM solutions.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting polices and estimates since December 31, 2014. For a discussion of our critical accounting polices and estimates as of December 31, 2014, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K filed on March 6, 2015.

Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our initial public offering (the ‘‘IPO’’) in June 2013 and follow-on offering in September 2013, private placements of subordinated convertible debentures, notes payable, leases payable and cash provided by operating activities. Our primary source of liquidity as of June 30, 2015 consisted of $68.0 million of cash and cash equivalents.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.
For the remaining two quarters of the year ending December 31, 2015, we have planned capital expenditures of approximately $8.3 million and no expected debt service obligations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next twelve months, including these capital expenditures.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$7,794	$(1,029)
Net cash used in investing activities	$(9,116)	$(3,625)
Net cash provided by (used in) financing activities	$2,568	$(4,603)
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
In the six months ended June 30, 2015, $8.7 million, or 148%, of our net loss of $5.9 million consisted of non-cash items, including $4.6 million of share-based compensation expense, $4.0 million of depreciation and amortization expense, and $0.2 million of income tax expense. Working capital changes in the six months ended June 30, 2015 included a $5.9 million increase in deferred revenue and a $0.5 million increase in accrued expenses and other current liabilities, partially offset by a $1.2 million increase in accounts receivable, a $0.5 million decrease in accounts payable and a $0.2 million increase in prepaid expenses and other current assets. The increase of $8.8 million in cash provided by operating activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily driven by higher revenue and deferred revenue, partially offset by higher personnel-related costs and other costs to support the growth of our business and a net decrease in other working capital balances.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In the six months ended June 30, 2015, cash used in investing activities was $9.1 million. Cash used in investing activities consisted of capital expenditures to support our expanding infrastructure and growth and, to a lesser extent, an increase in restricted cash and escrow funds related to our new Chicago office. The increase in capital expenditures from the prior-year period reflects the growth of our business, including higher fixed asset purchases related to the preparation of our new Chicago office and higher capitalized software development costs.

Net Cash Provided by (Used in) Financing Activities
In the six months ended June 30, 2015, cash provided by financing activities was $2.6 million, due primarily to $3.1 million in proceeds from the exercise of stock options and warrants, partially offset by $0.4 million in lease payments. In the prior-year period, cash used in financing activities was $4.6 million, driven by the withholding of shares of common stock with an aggregate value of $4.1 million to satisfy tax obligations related to the payment of restricted stock units and the purchase of our joint venture partner's interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.6 million. These cash outflows were partially offset by $1.6 million of proceeds from the exercise of stock options and warrants.

Contractual Obligations
The following table describes our contractual obligations as of June 30, 2015 (in thousands):

	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Lease obligations (1)	5,991	667	1,339	710	3,275

(1)
Lease obligations include office leases in Des Moines, Iowa, Phoenix, Arizona, Bountiful, Utah and Reston, Virginia and other office furniture and equipment leases. Additionally, in March 2015, we entered into a new lease for approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease expires in September 2027. The minimum non-cancelable payments for the facility in Chicago are included in the table above and include amounts related to the lease.

ITEM 3. QUANTITAIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2014. For a discussion of our market risk as of December 31, 2014, see “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed on March 6, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities
On June 4, 2015, we sold 1,442 shares of common stock to an individual warrant holder upon the exercise of warrants with an exercise price of $16.26.

On June 10, 2015, we sold 7,500 shares of common stock to Aon Risk Services Central upon the exercise of warrants with an exercise price of $13.25.

We deemed the forgoing sale and issuance of the securities to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act relative to transactions by an issuer not involving a public offering. The individual warrant holder represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The individual warrant holder received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. All certificates representing the securities issued in the transaction described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with the transaction described above.

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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. On June 30, 2014, we used net proceeds of the IPO to purchase our joint venture partner’s interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.7 million, resulting in Textura's 100% ownership of that entity. In addition, since our IPO we have used proceeds totaling $18.4 million on capital expenditures. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.

c) Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit No.	Description
10.1	Letter agreement of David Habiger, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to the May 4, 2015 Form 8-K/A).
10.2	Transition agreement of Patrick J. Allin, dated May 5, 2015 (incorporated by reference to Exhibit 10.1 to the May 5, 2015 Form 8-K).
31.1	Certification of Chief Executive Officer of Textura Corporation, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date:    July 31, 2015

TEXTURA CORPORATION

By: /s/ Jillian Sheehan
Name: Jillian Sheehan
Title: Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter agreement of David Habiger, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to the May 4, 2015 Form 8-K/A).
10.2	Transition agreement of Patrick J. Allin, dated May 5, 2015 (incorporated by reference to Exhibit 10.1 to the May 5, 2015 Form 8-K).
31.1	Certification of Chief Executive Officer of Textura Corporation, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer of Textura Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.