Form 10-Q
period 2015-09-30
Textura Corp
filed 2015-11-09
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

As of October 30, 2015, 26,087,273 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(dollars and shares in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$73,167	$66,758
Accounts receivable, net of allowance of $193 at September 30, 2015 and $254 at December 31, 2014	9,979	8,274
Prepaid expenses and other current assets	938	1,163
Total current assets	84,084	76,195
Property and equipment, net	34,517	26,103
Restricted cash	2,189	1,780
Goodwill	52,848	52,848
Intangible assets, net	8,972	12,132
Other assets	347	226
Total assets	$182,957	$169,284

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,334	$1,699
Accrued expenses	9,927	9,874
Deferred revenue, short-term	39,644	31,923
Leases payable, short-term	—	412
Total current liabilities	51,905	43,908
Deferred revenue, long-term	5,458	3,660
Other long-term liabilities	1,296	1,028
Total liabilities	58,659	48,596
Stockholders’ equity
Common stock, $.001 par value; 90,000 shares authorized; 26,654 and 26,247 shares issued and 25,994 and 25,588 shares outstanding at September 30, 2015 and December 31, 2014, respectively	26	26
Additional paid in capital	352,590	340,344
Treasury stock, at cost; 660 and 659 shares at September 30, 2015 and December 31, 2014, respectively	(9,983)	(9,923)
Accumulated other comprehensive loss	(534)	(340)
Accumulated deficit	(217,801)	(209,419)
Total stockholders’ equity	124,298	120,688
Total liabilities and stockholders’ equity	$182,957	$169,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$22,513	$16,354	$62,997	$45,106
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	3,847	3,335	11,175	9,245
General and administrative	8,332	6,232	22,813	18,760
Sales and marketing	5,237	5,869	15,809	15,375
Technology and development	5,179	6,366	15,078	16,541
Depreciation and amortization	2,302	1,990	6,267	5,838
Total operating expenses	24,897	23,792	71,142	65,759
Loss from operations	(2,384)	(7,438)	(8,145)	(20,653)
Other income (expense), net
Interest income and other expense, net	10	6	30	51
Interest expense	(8)	(28)	(23)	(106)
Total other income (expense), net	2	(22)	7	(55)
Loss before income taxes	(2,382)	(7,460)	(8,138)	(20,708)
Income tax provision	80	80	244	240
Net loss	(2,462)	(7,540)	(8,382)	(20,948)
Less: Net loss attributable to non-controlling interest	—	—	—	(169)
Net loss attributable to Textura Corporation	(2,462)	(7,540)	(8,382)	(20,779)
Accretion of redeemable non‑controlling interest	—	—	—	199
Net loss available to Textura Corporation common stockholders	$(2,462)	$(7,540)	$(8,382)	$(20,978)
Net loss per share available to Textura Corporation common stockholders, basic and diluted	$(0.09)	$(0.30)	$(0.33)	$(0.84)
Weighted-average number of common shares outstanding, basic and diluted	25,925	25,426	25,781	25,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(2,462)	$(7,540)	$(8,382)	$(20,948)
Other comprehensive loss:
Foreign currency translation adjustment	(106)	(55)	(194)	(56)
Comprehensive loss	(2,568)	(7,595)	(8,576)	(21,004)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(176)
Comprehensive loss attributable to Textura Corporation	$(2,568)	$(7,595)	$(8,576)	$(20,828)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(dollars and shares in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 1, 2015	25,588	$26	$340,344	$(9,923)	$(340)	$(209,419)	$120,688
Share-based compensation	—	—	7,782	—	—	—	7,782
Issuance of common stock upon exercise of stock options	353	—	4,337	—	—	—	4,337
Issuance of common stock upon exercise of warrants	9	—	127	—	—	—	127
Issuance of common stock in connection with vesting of RSUs	38	—	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	6	—	—	121	—	—	121
Net loss	—	—	—	—	—	(8,382)	(8,382)
Foreign currency translation	—	—	—	—	(194)	—	(194)
Repurchase of common stock at cost	—	—	—	(181)	—	—	(181)
Balances at September 30, 2015	25,994	$26	$352,590	$(9,983)	$(534)	$(217,801)	$124,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(8,382)	$(20,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,267	5,838
Deferred income taxes	240	240
Non-cash interest income	—	(1)
Share‑based compensation	7,782	6,404
Changes in operating assets and liabilities:
Accounts receivable	(1,739)	(1,598)
Prepaid expenses and other assets	138	245
Deferred revenue, including long-term portion	9,537	7,816
Accounts payable	356	360
Accrued expenses and other	(20)	1,774
Net cash provided by operating activities	14,179	130
Cash flows from investing activities
Increase in restricted cash and escrow funds	(594)	(1,250)
Purchases of property and equipment, including software development costs	(11,079)	(5,794)
Net cash used in investing activities	(11,673)	(7,044)
Cash flows from financing activities
Principal payments on loan payable	—	(105)
Payments on capital leases	(412)	(608)
Proceeds from exercise of options and warrants	4,464	2,213
Buyout of non-controlling interest	—	(1,563)
Net issuance (repurchase) of common shares (treasury)	(60)	(4,068)
Net cash provided by (used in) financing activities	3,992	(4,131)
Effect of changes in foreign exchange rates on cash and cash equivalents	(89)	(50)
Net increase (decrease) in cash and cash equivalents	6,409	(11,095)
Cash and cash equivalents
Beginning of period	66,758	77,130
End of period	$73,167	$66,035
Supplemental cash flow data:
Cash paid for interest	$23	$106
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses as of period end	$378	$92
Accretion of redeemable non‑controlling interest	$—	$199
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
We are subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of our solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. We have incurred significant losses and continue to devote the majority of our resources to the growth of our business. We had an accumulated deficit of $217.8 million as of September 30, 2015.

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
Foreign Currency Transactions
Our reporting currency is the U.S. Dollar. Asset and liability balances denominated in a foreign currency are remeasured to U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period. We record foreign currency translation differences in accumulated other comprehensive income (loss).
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
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

The following outstanding securities were excluded from the computation of diluted net loss per share available to our common stockholders as their inclusion would have been anti-dilutive:

	As of September 30,
	2015	2014
	(in thousands)
Outstanding restricted stock units	403	70
Outstanding stock options	3,229	3,391
Outstanding common stock warrants	1,215	1,273
Outstanding employee stock purchase plan units	—	—
Total excluded securities	4,847	4,734

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

3. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Land	$4,276	$4,276
Computer equipment	6,114	4,566
Furniture and fixtures	3,411	2,750
Leasehold improvements	2,013	124
Building	16,263	16,527
Capitalized software	17,504	11,968
Property and equipment, gross	49,581	40,211
Less: Accumulated depreciation and amortization	(15,064)	(14,108)
Property and equipment, net	$34,517	$26,103
Depreciation expense related to property and equipment was $847 and $615, respectively, for the three months ended September 30, 2015 and 2014, and $2,269 and $1,758, respectively, for the nine months ended September 30, 2015 and 2014. Amortization expense related to capitalized software was $402 and $93, respectively, for the three months ended September 30, 2015 and 2014, and $838 and $233, respectively, for the nine months ended September 30, 2015 and 2014. We capitalized software development costs of $1,590 and $1,483, respectively, for the three months ended September 30, 2015 and 2014, and $5,100 and $4,114, respectively, for the nine months ended September 30, 2015 and 2014.

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

The following is a schedule of future minimum rental payments required under all of our operating lease agreements as of September 30, 2015 for the years ending December 31:

Amount
(in thousands)
2015	$171
2016	829
2017	724
2018	568
2019	298
Thereafter	3,430
$6,020
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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

5. Share‑Based Compensation
During the nine months ended September 30, 2015, we granted under the Long-Term Incentive Plan stock options to purchase 183 shares of our common stock with a weighted-average exercise price and weighted-average fair value of $26.59 and $9.99, respectively. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2015
Expected dividend yield	—
Expected volatility	37.1%
Risk-free interest rate	1.65%
Expected term (years)	5.79

In addition, during the nine months ended September 30, 2015, we granted under the Long-Term Incentive Plan restricted stock units (RSUs) to purchase 294 shares of our common stock with a weighted-average fair value of $27.72 per share.

In September 2014, two co-founders of the Company retired from full-time employment with the Company and entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014. Pursuant to the consulting arrangements, in October 2014, the former employees were collectively granted stock options to purchase 33 shares of our common stock. Such stock options vested over a period between six and twelve months, and we recognized the expense for these non-employee options as they vested. Since they are non-employee stock awards, we began recognizing the expense based on the fair value of the awards at the end of each reporting period beginning in the three months ended December 31, 2014. Share-based compensation expense related to these non-employee options was $47 and $189, respectively, for the three and nine months ended September 30, 2015.

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

Share-based compensation expense was $3,162 and $2,638, respectively, for the three months ended September 30, 2015 and 2014, and $7,782 and $6,405, respectively, for the nine months ended September 30, 2015 and 2014. Share-based compensation expense is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of services	$278	$90	$645	$399
General and administrative	2,393	1,049	5,739	3,289
Sales and marketing	271	586	770	1,222
Technology and development	220	913	628	1,495
Total	$3,162	$2,638	$7,782	$6,405

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share amounts)
(unaudited)

6. Warrants
We did not issue any warrants during the nine months ended September 30, 2015. Warrants outstanding to purchase our common stock as of September 30, 2015 were as follows:

	Warrants Outstanding	Weighted- Average Exercise Price
Convertible debenture	276	$16.26
Convertible debenture	385	$13.25
Convertible debenture	48	$16.26
Mortgage renewal	20	$15.00
Convertible debenture	32	$13.25
Convertible debenture	49	$15.00
Convertible debenture	319	$15.00
Notes payable	86	$13.92
	1,215

7. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $182 and $149, respectively, for the three months ended September 30, 2015 and 2014, and $535 and $420, respectively, for the nine months ended September 30, 2015 and 2014.

8. Severance Arrangements
In September 2014, two of our co-founders retired from full-time employment with the Company, and two other non-executive members of management were terminated from the Company. Pursuant to the severance arrangements provided in their respective employment and separation agreements, we recognized severance-related expenses of approximately $1,488 during the year ended December 31, 2014. This severance expense includes salary, payroll taxes and bonus payments to which the former employees were entitled under their respective arrangements. We paid the balance of the severance expense, which totaled $452 and was accrued as of September 30, 2015, in October 2015.
In addition, the retiring co-founders entered into consulting arrangements to provide certain transition services to the Company beginning in October 2014 and were granted stock options to purchase 33 shares of the Company’s common stock in connection with such arrangements. See Note 5 for further details of these share-based compensation arrangements.

9. Leases
In March 2015, we entered into an agreement to lease approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease term commenced in July 2015 and will expire in September 2027. We established a $400 letter of credit as security for the lease, which is recorded on the consolidated balance sheet as of September 30, 2015 as restricted cash.
Under the terms of the lease, we were required to establish an escrow account in the amount of $1,879, which was used to fund a portion of the leasehold improvements that we put into service. We own the leasehold improvement assets until the expiration of the lease period and, as a result, capitalized the leasehold improvement assets on the balance sheet as they were constructed. We are amortizing them using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. As of September 30, 2015, we had disbursed $1,696 related to the leasehold improvements, and there was $183 remaining in the escrow account, which is classified as a long-term asset on the consolidated balance sheet.

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

•
Participants using our GradeBeam, PQM and BidOrganizer solutions pay us subscription fees. These fees are dependent on a number of characteristics of the participants' organization, which may include size, complexity, type or number of users, and are typically generated on a subscription basis. We typically invoice and collect these subscription fees in advance on a twelve‑month basis. We also receive a combination of license fees, maintenance fees and subscription fees for our PlanSwift solution. We refer to these fees collectively as organization‑driven revenue as they do not depend on the construction activity of our clients but rather the number and characteristics of the organizations using the solutions.

Key Business Metrics
In addition to traditional financial measures, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except where otherwise indicated)		(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$18,385	$12,922	$50,550	$35,160
Organization‑driven revenue	4,128	3,432	12,447	9,946
Total revenue	$22,513	$16,354	$62,997	$45,106
Activity‑driven revenue:
Number of projects added	2,202	1,792	6,276	5,233
Client‑reported construction value added (billions)	$25.6	$18.2	$75.5	$55.4
Active projects during period	9,710	8,030	12,980	11,874
Organization‑driven revenue:
Number of organizations	20,761	16,694	23,412	17,819
Adjusted EBITDA	$3,147	$(952)	$6,310	$(6,478)
Deferred revenue balance as of the end of period	$45,102	$33,647	$45,102	$33,647
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
We derive the metrics above from a number of sources, including information entered into our solutions by our clients, our historical data and our analysis of the actions of our clients on our solutions. Clients may adjust or update previously entered information periodically. In particular, client-reported construction value may be modified by the client during the lifetime of the project to revise initial estimates of construction value or reflect changes in the scope or cost of the project, and client-reported construction value may increase or decrease as a result. Since these metrics are based on information available at the time they are prepared, metrics may reflect updates from those previously reported for prior periods. Historically, these updates have not been significant in amount or percentage. In addition, management is unable to independently verify the construction value data entered by our clients. Notwithstanding these limitations, based on our historical experience, management believes that these metrics are valuable indicators of the overall progress of the business and the success of our various strategies.
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
Additional metrics
Adjusted EBITDA. Adjusted EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, share-based compensation expense, severance expense, and acquisition-related and other expenses. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’), and is a performance measure used by management in conjunction with traditional U.S. GAAP operating performance measures as part of the overall assessment of our performance including:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(2,462)	$(7,540)	$(8,382)	$(20,948)
Total other (income) expense, net	(2)	22	(7)	55
Income tax provision	80	80	244	240
Depreciation and amortization	2,302	1,990	6,267	5,838
EBITDA	(82)	(5,448)	(1,878)	(14,815)
Share‑based compensation expense	3,162	2,638	7,782	6,405
Severance expense	—	1,488	—	1,488
Acquisition‑related and other expenses*	67	370	406	444
Adjusted EBITDA	3,147	(952)	6,310	(6,478)
*In 2015, acquisition-related and other expenses represent certain tax-related costs and certain legal costs related to the previously disclosed CEO transition and securities litigation. In 2014, acquisition-related and other expenses represent acquisition, strategic transaction and certain tax-related costs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenues	$22,513	$16,354	$62,997	$45,106
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	3,847	3,335	11,175	9,245
General and administrative	8,332	6,232	22,813	18,760
Sales and marketing	5,237	5,869	15,809	15,375
Technology and development	5,179	6,366	15,078	16,541
Depreciation and amortization	2,302	1,990	6,267	5,838
Total operating expenses	24,897	23,792	71,142	65,759
Loss from operations	(2,384)	(7,438)	(8,145)	(20,653)
Total other income (expense), net	2	(22)	7	(55)
Loss before income taxes	(2,382)	(7,460)	(8,138)	(20,708)
Income tax provision	80	80	244	240
Net loss	(2,462)	(7,540)	(8,382)	(20,948)
Less: Net loss attributable to non-controlling interests	—	0	0	(169)
Net loss attributable to Textura Corporation	(2,462)	(7,540)	(8,382)	(20,779)
Accretion of redeemable non‑controlling interest	—	—	—	199
Net loss available to Textura Corporation common stockholders	$(2,462)	$(7,540)	$(8,382)	$(20,978)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100%	100%	100%	100%
Operating expenses:
Cost of services	17%	20%	18%	20%
General and administrative	37%	38%	36%	42%
Sales and marketing	23%	36%	25%	34%
Technology and development	23%	39%	24%	37%
Depreciation and amortization	10%	12%	10%	13%
Total operating expenses	110%	145%	113%	146%
Loss from operations	(10)%	(45)%	(13)%	(46)%
Total other income (expense), net	—%	—%	—%	—%
Loss before taxes	(10)%	(45)%	(13)%	(46)%
Income tax provision	1%	1%	—%	1%
Net loss	(11)%	(46)%	(13)%	(47)%

Percentages are based on actual values. Totals may not sum due to rounding.

Operating Metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands, except where otherwise indicated)				(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$18,385	$12,922	$5,463	42%	$50,550	$35,160	$15,390	44%
Organization‑driven revenue	4,128	3,432	696	20%	12,447	9,946	2,501	25%
Total revenue	$22,513	$16,354	$6,159	38%	$62,997	$45,106	$17,891	40%
Activity‑driven revenue:
Number of projects added	2,202	1,792	410	23%	6,276	5,233	1,043	20%
Client‑reported construction value added (billions)	$25.6	$18.2	$7.4	41%	$75.5	$55.4	$20.1	36%
Active projects during period	9,710	8,030	1,680	21%	12,980	11,874	1,106	9%
Organization‑driven revenue:
Number of organizations	20,761	16,694	4,067	24%	23,412	17,819	5,593	31%
Activity‑driven revenue: Activity‑driven revenue increased $5.5 million, or 42%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Activity-driven revenue increased $15.4 million, or 44%, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. These increases were due primarily to higher revenue from usage fees paid by subcontractors using CPM, an increase in CPM subscription fees and, to a lesser extent, increases in Submittal Exchange and Latista subscription fees.
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
The increases in CPM subscription fees were also due to higher client-reported construction value and a larger number of projects added to our systems compared to the prior-year periods. In addition, for several of our existing CPM general contractor clients, we have established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number of projects added to our CPM system during the subscription period. As a result of these subscription arrangements, nonrecurring revenue recognized during the three and nine months ended September 30, 2015 was approximately $0.4 million and $1.4 million, respectively.
As discussed above, the increases in our revenue year-over-year were driven by the number of projects and client-reported construction value added during the period and the number of active projects on our systems, which were due to CPM general contractor implementations and growth in the construction industry. However, these metrics do not directly correlate to the percentage increase in revenue because they do not capture the impact of pricing changes (discussed above) or the impact of changes in the mix of project sizes. In addition, the period during which projects and construction value are added does not always directly correlate to the timing of revenue recognition, which is generally over a longer subscription period or over the estimated term of the project or contract.
Organization‑driven revenue: Organization-driven revenue increased $0.7 million, or 20%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Organization-driven revenue increased $2.5 million, or 25%, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increases were primarily driven by growth in sales of our PlanSwift solution and, to a lesser extent, growth in our PQM solution.

Cost of services

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2015	2014	Change	% Change	2015	2014	Change	% Change
Cost of services	$3,847	$3,335	$512	15%	$11,175	$9,245	$1,930	21%
Percentage of total revenue	17%	20%			18%	20%
Headcount (at period end)	129	99	30	30%	129	99	30	30%
Gross margin	82.9%	79.6%			82.3%	79.5%
Cost of services increased $0.5 million, or 15%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily driven by a $0.8 million increase in personnel-related costs, including a $0.2 million increase in share-based compensation expense, a $0.2 million increase in hosting expenses and a $0.1 million increase in license and referral fees, all related to general growth of the business. These increases were partially offset by a $0.4 million decrease in sales tax expense and $0.1 million in favorable foreign currency fluctuations year over year.
Cost of services increased $1.9 million, or 21%, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily driven by a $1.5 million increase in personnel-related costs, including a $0.2 million increase in share-based compensation expense, a $0.4 million increase in hosting expenses, a $0.3 million increase in license and referral fees and a $0.1 million increase in bank service fees, all related to general growth of the business. These increases were partially offset by a $0.4 million decrease in sales tax expense.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2015	2014	Change	% Change	2015	2014	Change	% Change
General and administrative	$8,332	$6,232	$2,100	34%	$22,813	$18,760	$4,053	22%
Percentage of total revenue	37%	38%			36%	42%
Headcount (at period end)	75	62	13	21%	75	62	13	21%
General and administrative expenses increased $2.1 million, or 34%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily driven by higher personnel-related costs of $1.5 million, including a $1.3 million increase in share-based compensation expense related to the CEO transition (see Note 5 to the Condensed Consolidated Financial Statements for further details). Additionally, facilities-related costs and rent expense increased by $0.3 million due to the new Chicago office lease, and insurance fees and recruiting expense each increased by $0.1 million to support growth of the business.
General and administrative expenses increased $4.1 million, or 22%, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily driven by higher personnel-related costs of $3.3 million, including a $2.5 million increase in share-based compensation expense related to the CEO transition (see Note 5 to the Condensed Consolidated Financial Statements for further details). Additionally, facilities-related costs and rent expense increased by $0.4 million due to the new Chicago office lease, and hardware and software purchases increased by $0.3 million, professional services expenses increased by $0.3 million, and insurance fees increased by $0.1 million to support growth of the business. These increases were partially offset by a $0.3 million decrease in travel expenses.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales and marketing	$5,237	$5,869	$(632)	(11)%	$15,809	$15,375	$434	3%
Percentage of total revenue	23%	36%			25%	34%
Headcount (at period end)	154	141	13	9%	154	141	13	9%

Sales and marketing expenses decreased $0.6 million, or 11%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease was primarily driven by a $0.5 million decrease in severance expense and a $0.3 million decrease in share-based compensation expense due to expenses recognized under certain severance arrangements in the prior-year period. These decreases were partially offset by a $0.2 million increase in other personnel-related costs related to additional headcount.
Sales and marketing expenses increased $0.4 million, or 3%, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to a $0.6 million increase in personnel-related costs and a $0.4 million increase in professional service expenses to support headcount and growth of the business. Additionally, hardware and software purchases increased by $0.3 million and marketing costs increased by $0.1 million. These increases were partially offset by a $0.5 million decrease in severance expense and a $0.5 million decrease in share-based compensation expense due to expenses recognized under certain severance arrangements in the prior-year period.
Technology and development

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2015	2014	Change	% Change	2015	2014	Change	% Change
Technology and development	$5,179	$6,366	$(1,187)	(19)%	$15,078	$16,541	$(1,463)	(9)%
Percentage of total revenue	23%	39%			24%	37%
Headcount (at period end)	231	189	42	22%	231	189	42	22%
Technology and development expenses decreased $1.2 million, or 19%, in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease was primarily driven by a $0.6 million decrease in severance expense and a $0.7 million decrease in share-based compensation expense due to expenses recognized under certain severance arrangements in the prior-year period. In addition, professional services expenses decreased by $0.2 million and we capitalized $0.1 million more software development costs compared to the prior-year period, which decreased total personnel and professional service expenses in the current period. These decreases were partially offset by a $0.4 million increase in other personnel-related costs to support additional headcount and growth of the business.
Technology and development expenses decreased $1.5 million, or 9%, in the nine months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease was primarily driven by a $0.6 million decrease in severance expense and a $0.7 million decrease in share-based compensation expense expenses due to expenses recognized under certain severance arrangements in the prior-year period. Additionally, professional services expense decreased by $0.4 million, recruiting expense decreased by $0.2 million, and hardware and software purchases, travel expense, and facilities-related costs each decreased by $0.1 million. Further, we capitalized an additional $1.4 million of software development costs compared to the prior-year period, which reduced total personnel and professional service expenses in the current period. These decreases were partially offset by a $2.1 million increase in other personnel-related costs, including a $0.2 million increase in share-based compensation expense, to support additional headcount and growth of the business.

Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2015	2014	Change	% Change	2015	2014	Change	% Change
Depreciation and amortization	$2,302	$1,990	$312	16%	$6,267	$5,838	$429	7%
Depreciation and amortization expenses increased by $0.3 million, or 16%, and $0.4 million, or 7%, in the three and nine months ended September 30, 2015 as compared to the prior-year periods. The increase was primarily driven by capital expenditures over the past year, including internally developed software, which increased expense by $0.5 million in the three months ended September 30, 2015 and $1.1 million in the nine months ended September 30, 2015 as compared to the prior-year periods. This increase was partially offset by a $0.2 million decrease in the three months ended September 30, 2015 and a $0.7 million decrease in the nine months ended September 30, 2015 due to amortization expense related to intangible assets compared to the prior-year periods, as several assets acquired from the Gradebeam and Submittal Exchange acquisitions in the fiscal year ended December 31, 2011 became fully amortized during the fiscal year ended December 31, 2014.

Other expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2015	2014	Change	% Change	2015	2014	Change	% Change
Other expense, net	$2	$(22)	$24	109%	$7	$(55)	$62	113%
Other expense, net, decreased in the three and nine months ended September 30, 2015 as compared to the prior-year periods. The decrease was primarily driven by lower interest expense due to a reduced number of capital leases outstanding during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.
Income tax provision

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2015	2014	Change	% Change	2015	2014	Change	% Change
Income tax provision	$80	$80	$0	—%	$244	$240	$4	2%
Our income tax provision has not changed materially in the three and nine months ended September 30, 2015 as compared to the prior-year periods.  The income tax expense reflects a temporary tax difference resulting from tax amortization of goodwill connected with our acquisitions.
Additional metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except percentages)	2015	2014	Change	% Change	2015	2014	Change	% Change
Adjusted EBITDA	$3,147	$(952)	$4,099	431%	$6,310	$(6,478)	$12,788	197%
Adjusted EBITDA increased by $4.1 million and $12.8 million, respectively, in the three and nine months ended September 30, 2015 as compared to the prior-year periods. The increase in Adjusted EBITDA was primarily driven by revenue growth, partially offset by higher personnel-related costs to support increased headcount and a general increase in expenses to support growth of our business.

	September 30, 2015	December 31, 2014	Change	% Change
	($ in thousands)
Deferred revenue	$45,102	$35,583	$9,519	27%
Deferred revenue increased $9.5 million, or 27%, from December 31, 2014 to September 30, 2015, primarily due to an increase in sales across all solutions.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting polices and estimates since December 31, 2014. For a discussion of our critical accounting polices and estimates as of December 31, 2014, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K filed on March 6, 2015.

Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our initial public offering (the ‘‘IPO’’) in June 2013 and follow-on offering in September 2013, private placements of subordinated convertible debentures, notes payable, leases payable and cash provided by operating activities. Our primary source of liquidity as of September 30, 2015 consisted of $73.2 million of cash and cash equivalents.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.
For the remaining quarter of the year ending December 31, 2015, we have planned capital expenditures of approximately $2.6 million and no expected debt service obligations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next twelve months, including these capital expenditures.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$14,179	$130
Net cash used in investing activities	$(11,673)	$(7,044)
Net cash provided by (used in) financing activities	$3,992	$(4,131)
Net increase (decrease) in cash and cash equivalents	$6,409	$(11,095)
Net Cash Provided by Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to drive future revenue growth and support that anticipated growth. Our cash flows from operating activities are affected within the fiscal year by the timing of our invoicing of, and our receipt of payments from, our clients.
In the nine months ended September 30, 2015, $14.3 million, or 170%, of our net loss of $8.4 million consisted of non-cash items, including $7.8 million of share-based compensation expense, $6.3 million of depreciation and amortization expense, and $0.2 million of income tax expense. Working capital changes in the nine months ended September 30, 2015 included a $9.5 million increase in deferred revenue, a 0.4 million decrease in accounts payable and a $0.1 million decrease in prepaid expenses and other current assets, partially offset by a $1.7 million increase in accounts receivable. The increase of $14.0 million in cash provided by operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily driven by higher revenue and deferred revenue, partially offset by higher personnel-related costs and other costs to support the growth of our business and a net decrease in other working capital balances.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of cash used for acquisitions and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.

In the nine months ended September 30, 2015, cash used in investing activities was $11.7 million. Cash used in investing activities consisted of capital expenditures to support our expanding infrastructure and growth and, to a lesser extent, an increase in restricted cash and escrow funds related to our new Chicago office. The increase in capital expenditures from the prior-year period reflects our investment in the growth of our business, which includes higher fixed asset purchases related to the preparation of our new Chicago office and higher capitalized software development costs.

Net Cash Provided by (Used in) Financing Activities
In the nine months ended September 30, 2015, cash provided by financing activities was $4.0 million, due primarily to $4.5 million in proceeds from the exercise of stock options and warrants, partially offset by $0.4 million in lease payments. In the prior-year period, cash used in financing activities was $4.1 million, driven by the withholding of shares of common stock with an aggregate value of $4.1 million to satisfy tax obligations related to the payment of restricted stock units and the purchase of our joint venture partner's interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.6 million. These cash outflows were partially offset by $2.2 million of proceeds from the exercise of stock options and warrants.

Contractual Obligations
The following table describes our contractual obligations as of September 30, 2015 (in thousands):

	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Lease obligations (1)	6,020	775	1,366	681	3,198

(1)
Lease obligations include office leases in Des Moines, Iowa, Phoenix, Arizona, Bountiful, Utah, Reston, Virginia and Obninsk, Russia, as well as other office furniture and equipment leases. Additionally, in March 2015, we entered into a new lease for approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease expires in September 2027. The minimum non-cancelable payments for the facility in Chicago are included in the table above and include amounts related to the lease.

ITEM 3. QUANTITAIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2014. For a discussion of our market risk as of December 31, 2014, see “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed on March 6, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
On July 21, 2015, we sold 248 shares of common stock to an individual warrant holder upon the exercise of warrants with an exercise price of $15.00.

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
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. On June 30, 2014, we used net proceeds of the IPO to purchase our joint venture partner’s interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.7 million, resulting in Textura's 100% ownership of that entity. In addition, since our IPO we have used proceeds totaling $21.6 million on capital expenditures. Pending the other uses described in our prospectus filed on June 7, 2013, we have invested the remaining net proceeds in money market funds.
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
Date:    November 9, 2015

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