Form 10-K
period 2015-12-31
Textura Corp
filed 2016-03-04
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $555 million as determined by reference to the price of the registrant’s common stock as of the close of business on such day as reported by the New York Stock Exchange. For purposes of the foregoing calculation only, all directors and officers of the registrant and their affiliate entities have been deemed affiliates.

As of February 26, 2016, there were 26,193,367 shares of the registrant’s common stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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

We use the terms “we,” “us,” “our” and “the Company” in this Annual Report on Form 10-K to refer to Textura Corporation and its subsidiaries, except where the context otherwise requires or indicates. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. For example, a reference to ‘‘2015” means the 12-month period that ended December 31, 2015. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. In addition, unless otherwise indicated, all numbers of shares, per share amounts and share prices related to our common stock in this Annual Report on Form 10-K reflect the 2 for 1 stock split in the form of a stock dividend declared on March 28, 2013.

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

• Early Payment Program (‘‘EPP’’), developed by us in partnership with Greensill Capital, facilitates third-party funding that enables general contractors to provide accelerated payments to subcontractors. We provide the technology for EPP through our CPM solution and technology platform, while Greensill performs the underwriting and provides the funding.

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

In addition to our collaborative solutions, we offer other solutions, which include PlanSwift, a take-off and estimating software application used in preparing construction bids.

We derive substantially all of our revenue from fees related to our clients' use of our software solutions. We classify our revenue into activity‑driven revenue and organization‑driven revenue.

Activity-driven revenue:

•
Owners/developers and general contractors using our CPM solution pay us subscription fees that are dependent on the number and value of project activity managed on our system and are typically invoiced and collected in advance on a six-month basis. Subcontractors using our CPM solution pay us fees dependent on the value of their subcontract, which is typically a one-time fee collected upfront at the start of the subcontract. Owners/developers and general contractors using our Submittal Exchange and Latista solutions pay us project or subscription fees dependent on the value of project activity managed on our system. For EPP, we receive a technology fee to support the third-party funding activity on our CPM solution once the financing of each transaction is complete. We refer to these fees collectively as activity-driven revenue, as they depend on the construction activity of our clients.

Organization-driven revenue:

•
Participants using our GradeBeam and PQM solutions pay us subscription fees. These fees are dependent on a number of characteristics of the participants' organization, which may include size, complexity, or type or number of users. We invoice and collect these fees in advance and recognize these fees ratably over the subscription period, which generally ranges from 6 to 12 months. We also receive a combination of license fees, maintenance fees and subscription fees for our PlanSwift solution. We refer to these fees collectively as organization-driven revenue, as they do not depend on the construction activity of our clients but rather the number and characteristics of the organizations using the solutions.

We engage directly with our clients to sell our solutions, and we have achieved significant growth since introducing our solutions to the market. In the years ended December 31, 2015, 2014, and 2013, we generated revenue of $86.7 million, $63.0 million, and $40.8 million, respectively, which represented year-over-year growth of 38%, 54%, and 70%, respectively. In those same periods, we had net losses of $16.6 million, $24.9 million, and $40.3 million, respectively.

Certain of our solutions have global applicability and we are an international business. In 2015, approximately 8% of our revenue was derived from clients located outside the United States, principally Canada. In October 2012, we launched operations in Australia and New Zealand, and we launched our European operations in July 2014, initially focusing on the U.K. and Germany. In addition, we have a number of distributor and reseller relationships for our PlanSwift solution in both domestic and international markets.

We believe we have a very large opportunity available to us resulting from the size of the commercial construction industry that our solutions support. Our strategy is to leverage our existing solutions and industry presence to become the industry standard for collaboration and related solutions in the commercial construction industry. We intend to further penetrate our existing markets and capture additional revenue from our clients by expanding our suite of solutions through both internal development and the acquisition of complementary businesses. We also plan to increase our market opportunity by expanding both globally and into other industries that experience similar collaboration environments and challenges.

Our business was founded in 2004 and we were incorporated in Delaware in 2007. Our principal executive offices are located at 1405 Lake Cook Road, Deerfield, IL 60015, and our telephone number is (847) 457-6500.

On May 1, 2014, our Board of Directors approved a change in fiscal year end from September 30 to December 31, effective for the year ended December 31, 2014. The decision to change the fiscal year end to coincide with the calendar year end was intended to improve comparability with industry peers and better align our reporting and planning cycle with the construction industry. In connection with this change, we have included in Item 8 of Part II our audited Consolidated Financial Statements (i) as of and for the years ended December 31, 2015 and 2014, (ii) for the three months ended December 31, 2013 and (iii) for the year ended September 30, 2013.

Information about Segments and Geographic Areas

We operate and manage our business as a single operating segment. Our revenues are principally generated in the United States, which accounted for approximately 92% of revenue for the year ended December 31, 2015, 90% of revenue for the year ended December 31, 2014, 88% of revenue for the three months ended December 31, 2013, and 90% of revenue for the year ended September 30, 2013. See Note 2 to the Consolidated Financial Statements for additional information.

Our Industry

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

• General Contractors. General contractors are selected by the owner or developer to oversee the successful completion of the construction process. General contractors take responsibility for the completion of the project from the owner or developer. They may do a portion of the work themselves, often through wholly-owned subsidiaries, but they generally subcontract the significant majority of the work to subcontractors. General contractors often specialize in one or more types of construction such as residential or commercial building, and may further specialize in, for example, healthcare facilities or highways. General contractors range from those that manage just a few projects in a single market to multi-billion dollar revenue, multi-national organizations.

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

We believe software solutions delivered on an on-demand basis and by a neutral third party - rather than as the in-house solution of a particular project participant - are necessary to meet this demand. Such solutions can facilitate the exchange of data and information between and within participants in a cost-effective, flexible, scalable and secure manner.

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

Our Strategy

We intend to leverage our existing solutions and industry presence to become the industry standard for collaboration and related solutions in the construction industry, both domestically and in targeted international markets. Longer term, we also intend to apply our solutions to other industries in which similarly complex collaboration and contractual arrangements exist to expand the scope and size of our market opportunity. The key elements of our strategy to accomplish these objectives are as follows:

• Increase our market penetration of the construction industry. We intend to actively pursue new client relationships with owners/developers, general contractors and subcontractors that do not currently use our solutions. Use of certain of our collaboration solutions is often mandated by one organization to other project participants. We believe this provides us with the opportunity to demonstrate the value of our solutions to participants that are not our clients and to expand that initial contact into a sales process. We intend to focus our existing sales and marketing capabilities on large, strategic owners/developers and general contractors, as such clients can generate significant, multi-year growth. At the same time, we intend to target smaller and mid-size industry participants in a more cost-effective fashion. We also intend to selectively pursue large-scale individual project opportunities that we believe can provide the basis for exposure to new potential clients.
• Expand our suite of solutions. We believe we have the opportunity to expand the scope of our solutions to address business processes we currently do not support and to integrate certain of our solutions to increase the benefits and value delivered to our clients. We plan to continue to use our domain expertise in construction and to work closely with our clients to identify and develop new applications, features and functionality. Examples may include expanded functionality for bid management, management of disadvantaged business enterprise programs and requirements, and data solutions and analytics.
• Increase our client penetration. We believe that our broad portfolio of solutions and strong client relationships create a significant opportunity for us to cross-sell additional solutions to our existing clients. We also intend to add additional solutions to our technology suite that would address additional processes in the construction lifecycle, and we plan to integrate certain of our current and future solutions. We believe these initiatives will significantly increase the value of our solutions to our clients, further strengthen our competitive position and drive increased adoption of multiple solutions by our clients. Furthermore, we believe there are opportunities at many of our clients to increase the utilization or adoption of our solutions to include a greater number of their projects. Examples include expanding into additional areas of our clients’ construction business, making it easier for our clients to drive use of our solutions with their business partners, increasing usage of our solutions on smaller projects and increasing the number of client locations or users that are using our solutions.
• Expand globally. We believe a substantial opportunity exists to grow sales of certain of our solutions globally. We have developed, through both our internal efforts and as a result of close relationships with multinational clients, an understanding of the structure and practices of the construction industry in many other countries and believe that the value proposition of certain of our solutions applies to these markets. To date, substantially all of our revenue has been generated from clients located in the United States and Canada. However, in certain markets, due to local business practices and regulations, we believe our value proposition could be as strong as our established markets in North America. For example, in Australia, our CPM solution can help clients address their legal obligations under securities of payments legislation and manage the significant related administrative burdens. We have served clients in Canada since 2009, launched operations in Australia and New Zealand in October 2012, and served clients in Russia since 2013 as a result of our acquisition of Latista. Planswift, which we acquired in 2013, is also offered in international markets through a network of distributors and resellers. In July 2014, we launched our European operations, initially focusing on the U.K. and Germany, through which we offer certain of our collaboration solutions to industry participants. We believe we have accumulated significant experience with the process necessary to enter new markets successfully.
• Increase the number of industries we serve. Our solutions are designed for complex collaborative environments with significant subcontracting activity. We believe that these characteristics exist in several industries in addition to the construction industry. While we currently do not operate in these other industries, we believe that there could be demand for our solutions in these other industries. Specifically, we believe that the mining and the oil and gas exploration and production industries experience many of the same challenges faced in the commercial construction industry. We believe that our operations in Australia, and certain existing construction clients in North America that also currently operate in these industries, can provide us a means of entering these adjacent industries. We also may seek to establish new partnerships or joint ventures, or pursue acquisitions of complementary businesses to facilitate our entry into these markets.
• Pursue acquisitions of complementary businesses. We believe that acquisitions of complementary businesses may help us expand our suite of solutions more rapidly, enter into new markets, expand our client base and increase the knowledge and skill sets within our organization. We believe we can enhance the value of acquired solutions through our financial, technical and other resources, industry presence and their addition to our existing suite of solutions. We have completed four acquisitions, GradeBeam, Submittal Exchange, PlanSwift, and Latista, as part of this strategy. We intend to continue to selectively evaluate opportunities to acquire businesses and technologies that may help us accomplish our strategic objectives.
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

CPM was our first solution—introduced in 2006—and remains our most widely-used solution, accounting for 64%, 59%, 62%, and 63% of revenue in the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, respectively. CPM has been used on over 25,000 projects, representing approximately $274 billion in construction value, by more than 800 owner/general contractor organizations and the more than 80,000 subcontractors that worked on those projects. Based on management estimates, approximately $3.1 billion in invoices are managed on our solution monthly, with peak daily volumes of payments initiated by our CPM solution in excess of $140 million.

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

• Third-party funding that enables general contractors to provide accelerated payments to subcontractors through EPP.

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

CPM allows owner/developers or general contractors to select the appropriate form of lien waiver for the project, ensures that the right information is included and ensures that the amount shown on the lien waiver matches the agreed invoice amount. These are all significant challenges for the traditional paper-based manual process. Furthermore, CPM facilitates collection and tracking of sub-tier lien waivers and the application of payment holds if the waivers are missing. Management of the sub-tier lien waiver process can be particularly challenging with manual processes.

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

In addition, our CPM solution and technology platform offers EPP, which facilitates third-party funding that enables general contractors to provide accelerated payments to subcontractors. By utilizing the EPP program, general contractors may be able to lower bids resulting in more work and/or to obtain better margins. Additionally, general contractors would presumably be working with financially healthier subcontractors, which helps reduce collection risk. Subcontractors will be able to prepare bids expecting earlier payment after the work is performed, and accelerated payments should lead to stronger balance sheets, business expansion and less business owner risk.

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

These products became part of our suite of solutions as a result of the acquisition of Submittal Exchange, LLC in November 2011. Submittal Exchange solutions accounted for 12%, 14%, 15%, and 16% of revenue in the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, respectively.

Submittal Exchange is used by owners/developers and architects in addition to general contractors and subcontractors, and has been deployed on over 8,000 projects since its launch in July 2005. These solutions cover the entire lifecycle of a project and provide the following capabilities and features to participants involved in construction projects:
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
Latista

Latista provides mobile-enabled, cloud-based field management solutions. Its modules handle mission critical construction workflows, including quality management, punch lists, safety, electronic commissioning, and document management, including managing project specific plans and drawings. These products became part of our suite of solutions as a result of the acquisition of Latista in December 2013.

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

These products became part of our suite of solutions as a result of the acquisition of PlanSwift in January 2013. PlanSwift accounted for 13% of revenue in the year ended December 31, 2015 and 14% of revenue in the year ended December 31, 2014, the three months ended December 31, 2013 and the year ended September 30, 2013.

GradeBeam

GradeBeam enables general contractors to efficiently identify suitable subcontractors and to invite them to bid on project work, resulting in better bids as well as more opportunities for subcontractors. We believe GradeBeam is one of the largest online networks of industry contractors, as measured by the number of organizations in our solution’s database and based on data either reported by our competitors or estimated by us. As a result, we believe GradeBeam provides our clients better opportunities to identify suitable contractors for the work for which they are seeking bids. The solution was used to issue over 36 million bid invitations in 2015.

We acquired substantially all of the assets of GradeBeam LLC including its GradeBeam invitation-to-bid solution in October 2011. GradeBeam is focused on the bidding phase of a project and provides the following capabilities and features:

• A database of more than 900,000 construction organizations with detailed profile data, such as trade capabilities, areas of geographic coverage and other relevant bidding selection criteria.
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

PQM allows for the collection, review and evaluation of pre-qualification information, including financial and safety information, according to specific business requirements, while also allowing subcontractors to fulfill multiple requests from a set of information that they need enter only once. PQM provides significant efficiency gains for all participants and increased visibility as to pre-qualification status. Most importantly, we believe the collection and effective evaluation of pre-qualification information is the single greatest opportunity to manage risk on a construction project.

Our Clients

We offer our solutions to the many different participants involved in construction. These participants may include owners/developers, general contractors, subcontractors, architects, material suppliers and others. No single customer directly accounted for 10% percent or more of our revenues in the year ended December 31, 2015. When we include the revenues generated both directly from a client and from the subcontractors working on projects the client controls, then the construction project activity of our top ten client relationships accounted for 24% of our revenue in the year ended December 31, 2015.

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

Our technology and development organization is located at our Chicago, Illinois, Deerfield, Illinois, Des Moines, Iowa, Bountiful, Utah, Reston, Virginia, and Obninsk, Russia facilities. We also employ a small number of research and development staff that are located remotely to our offices.

Our technology and development expenses were $20.4 million, $21.0 million, $5.7 million, and $18.1 million in the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, respectively. As a percentage of revenue, our technology and development expenses were 24%, 34%, 47%, and 51%, respectively, in the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013.

We have focused our technology and development efforts on continuously improving our solutions, including functionality innovations as well as platform extension. We expect technology and development expenses to increase as we expand our suite of solutions and enhance our technology infrastructure. We have also been investing in our infrastructure and new solutions for total costs of $6.4 million, $6.0 million, $0.4 million and $0.7 million, respectively, for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013. These costs, when combined with technology and development expenses, equate to total technology and development costs of $26.8 million, $27.0 million, $6.0 million and $18.8 million, respectively, for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013.

Operations

We deliver our collaboration solutions to our clients using two primary approaches:

• For CPM, Latista, GradeBeam and PQM, we own the operating infrastructure. The infrastructure for these solutions, other than Latista, is physically hosted at secure third-party data center facilities operated by Latisys Corp and located in Oak Brook, Illinois. The infrastructure for Latista is physically hosted at secure third-party data center facilities operated by InfoRelay and located in Reston, Virginia. We contract for the use of these data center facilities, and we believe there are several alternative providers.

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

Enterprise Relationships

We generally seek to establish an enterprise relationship with owners/developers and general contractors, particularly in the case of our CPM, PQM and Latista offerings. These solutions provide significantly greater benefits if deployed to manage all of the client’s construction projects. Enterprise relationships require buy-in and commitment at the highest levels of our clients’ organizations and a commitment to enterprise-wide deployment of the solution. In our experience, this requires an in-person, relationship-driven, consultative approach with a high degree of product and domain expertise on the part of our employees. Furthermore, both our clients and we desire to ensure continuity between the sales activities, business process reengineering, implementation and configuration, and training and ongoing support.

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

As of December 31, 2015, our client services group consisted of 136 professionals. We intend to continue to grow our client services group in order to expand our client base and ensure a continuing high level of service and support to our clients.

Remote Sales

Certain of our products are well suited to be used on a single project and do not require enterprise-wide deployment. For example, our Submittal Exchange solution in particular is primarily sold on a project-by-project basis, although more than 50% of new projects are from existing clients and represent recurring activity, often without sales activity or intervention by us.

In addition, our sales to the subcontractor community of PlanSwift, GradeBeam and PQM are generally transactional and reflect the lower cost and complexity of these solutions.

To address this market, we operate dedicated direct sales groups that market to, contact and support prospective clients remotely, primarily using email, webinars, telephone and other appropriate methods. As of December 31, 2015, our direct sales force consisted of 103 employees. We intend to grow this capability significantly in order to address the market opportunity we believe is available to us, as well as to support new product and industry initiatives.

Marketing

Our marketing efforts and lead generation activities consist primarily of client referrals, internet advertising, telemarketing, trade shows, industry events and press releases. Our marketing programs target existing and prospective clients’ executives and senior business leaders. As of December 31, 2015, our marketing group consisted of 46 employees.

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

• Submittal Exchange. We face significant competition from several project management solution providers, in particular from those that are specialized in the construction industry. Such competitors include Meridian Systems, Newforma, Procore Technologies and e-Builder.
• Latista. We face significant competition from Procore Technologies, BIM 360 Field, which is offered by Autodesk, and Plangrid.
• GradeBeam. We face significant competition from other invitation-to-bid systems for commercial construction, including iSqFt, SmartBidNet and Building Connected. Certain project management and enterprise resource planning solutions also have invitation-to-bid or bid management functionality.
• PQM. PQM is most often being used to replace paper-based processes or to establish prequalification processes that do not currently exist. Available alternatives include in-house solutions using online form submission tools, invitation-to-bid systems such as those mentioned above, and vendor review and verification services.
In addition, PlanSwift faces significant competition from several take-off and estimating solution providers, including On Center Software, eTakeoff and Cloud Takeoff; trade-specific take-off solutions such as ConEst (for electrical trades); and the estimating capabilities or modules of enterprise resource planning solutions such as Viewpoint, the Sage family of products, CMiC Open Enterprise and eCMS.
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
Our Intellectual Property

Our intellectual property and proprietary rights are important to our business. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions.

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

We have more than 50 additional patents pending with the United States Patent and Trademark Office and international patent offices. We continue to assess opportunities for seeking patent and other intellectual property protections for innovative aspects of our technology and services that provide significant competitive advantages.

We have registered our ‘‘Textura’’ and ‘‘Textura Construction Payment Management’’ trademarks and logos with the United States Patent and Trademark Office and in several jurisdictions outside the United States. We have registered our ‘‘Submittal Exchange,’’ ‘‘GradeBeam,’’ ‘‘PlanSwift’’and ‘‘Latista’’ trademarks and logos with the United States Patent and Trademark Office. We have also registered other trademarks in the United States and in other jurisdictions outside the United States.

Though we rely in part on these patents, trademarks and other intellectual property, we believe that factors such as the skills and expertise of our employees, our established presence and market share, our reputation for high levels of client service and the functionality of and frequent enhancements to our solutions also contribute significantly to our success in the marketplace.

Our Employees

As of December 31, 2015, we had 580 employees, including 136 in client services and support, 149 in sales and marketing, 219 in technology and development and 76 in general and administrative. This is a 15% increase from the 505 employees we had as of December 31, 2014. This increase was primarily attributable to additional headcount in our technology and development department to enhance the functionality of our suite of solutions, and an investment in additional client services and sales and marketing resources. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and Industry

We have a history of cumulative losses and we may not achieve profitability in the future.

We have not been profitable on the basis of accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) during any quarterly or annual period since our formation in 2004. We incurred net losses of $16.6 million, $24.9 million and $40.3 million, respectively, in the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, we had an accumulated deficit of $226.0 million. We expect our operating expenses to increase in the future due to anticipated increases in research and development expenses, sales and marketing expenses, operations costs and general and administrative costs. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. Although our revenues have increased significantly over the past three years, you should not consider our recent growth as indicative of our future performance, and we expect that our revenue growth rate will decline over time. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will sustain profitability.

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

We face challenges in developing a market for our solutions and from current and potential products developed or sold by third-party competitors. Currently, our largest source of competition for CPM is from existing manual processes or internally-developed systems that our potential clients have been using for a long period of time and from which they may be reluctant to change. In addition, some competitors address part of CPM’s functional capabilities. We believe that CPM will face increasing competition as use of on-demand collaboration software by the commercial construction industry develops and evolves. For our solutions other than CPM, we face current competition from both traditional, larger software vendors offering enterprise-wide software applications and services and smaller companies offering point solutions for the commercial construction industry. Our principal competitors vary depending on the solution we offer. Some of our competitors enjoy substantial competitive advantages over us, such as greater name recognition, more comprehensive and varied products and services, and substantially greater financial, technical and other resources. Certain of our competitors offer, or may in the future offer, lower priced, or free, products or services that compete with our solutions. In addition, our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors may also enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, reduced profit margins and our loss of market share and could result in one or more competitors with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

A significant portion of our revenue is derived from a relatively limited number of large client relationships and any loss of, or decrease in sales related to, these client relationships could harm our results of operations.

A significant portion of our revenue is derived from our relationships with a relatively limited number of large clients, either directly from those clients or from the subcontractors also working on projects that those clients control. Revenue derived from our ten largest client relationships, collectively, accounted for 24% of our revenue in the year ended December 31, 2015. Our largest client relationship accounted for 4% of our revenue in the year ended December 31, 2015. This revenue is largely generated from these clients’ use of our CPM solution, and such clients may terminate use of CPM at any time with relatively short notice with limited or no penalties. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large general contractor clients and in selling additional solutions to our existing clients. In addition, it is possible that revenue from these client relationships, either individually or as a group, may not reach or exceed historical levels in any future period or that one or more of our existing clients may stop utilizing our solutions entirely. The loss or significant reduction of business from one or more of our major client relationships would materially adversely affect our business, financial condition, results of operations and prospects.

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

Our solutions are inherently complex and involve the generation and exchange of legal documentation and facilitation of financial transactions. In particular, clients using our CPM solution rely on us to properly generate lien waivers and initiate payment instructions. Our solutions may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released, and rely in part on data entered by our clients, the accuracy of which we do not control. This may result in our solutions failing to perform as intended. Such failure may result in:

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

Our client agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects or errors in our solutions. However, we may not always successfully negotiate such limitations and disclaimers in our client agreement or such provisions may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.

Although we currently carry errors and omissions insurance, such insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

If the banks that currently provide ACH services fail to properly transmit ACH files or terminate their relationship with our general contractor clients or limit our ability to process funds on their behalf or our general contractor clients are not able to increase their ACH capacity with existing and new banks, our ability to arrange for funds to be disbursed from the payor’s bank account to the payee’s bank account upon the completion of the invoicing process in our CPM solution could be adversely affected.

Upon the completion of the invoicing process in our CPM solution, we arrange for funds to be disbursed from the payor’s bank account directly to the payee’s bank account. To do this, we utilize the ACH Network in the United States and similar systems in other countries. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. If these banks terminate their relationships with our general contractor clients or restrict the dollar amounts of funds that they will process on behalf of our general contractor clients, their doing so may impede our ability to process funds and could have an adverse impact on our CPM solution, and therefore our financial results.

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

If we do not or cannot maintain the compatibility of our solutions with third-party software applications that our customers use in their businesses, our revenue will decline.

The functionality and popularity of our solutions depends, in part, on our ability to integrate our solutions with third-party applications and platforms that our customers use and from which they obtain data. Third-party providers of software applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could limit or prevent our ability to use these third-party applications and platforms in conjunction with our solutions, which could negatively impact our offerings and harm our business. If we fail to integrate our solutions with new third-party applications and platforms that our customers use, we may not be able to offer the functionality that our customers expect, which would negatively impact our ability to generate revenue and adversely impact our business.

Our business, financial condition, results of operations and prospects may be materially adversely affected if we are unable to cross-sell our solutions.

A significant component of our growth strategy is to increase cross-selling of our solutions to current and future clients. We may not be successful in cross-selling our solutions, however, if our clients find our additional solutions to be unnecessary or unattractive. We have invested, and may continue to invest, significant resources in developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to clients using our existing solutions. Any failure to sell additional solutions to current and future clients could materially adversely affect our business, financial condition, results of operations and prospects.

We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.

Our success depends, in part, upon our ability to enforce and defend our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by generally requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and third parties to enter into non-disclosure agreements. However, the steps we take to protect our intellectual property and other proprietary rights may be inadequate. We will not be able to protect our intellectual property and other proprietary rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property and other proprietary rights. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours. Existing United States federal and state intellectual property laws offer only limited protection. Moreover, the laws of Canada, Australia, New Zealand, the European Union and its member countries and any other foreign countries in which we may market our solutions in the future, may afford little or no effective protection of our intellectual property. Changes in patent law, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our solutions. For example, amendments to the United States patent law became effective in 2012 and may affect our ability to protect our solutions and defend against claims of patent infringement. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid, may be contested or circumvented or may not prevent the development of competitive solutions. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive. Such legal proceedings or reductions in the legal protection available for intellectual property rights could have a material adverse effect on our business, financial condition, results of operations and prospects, and we may not prevail.

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

Our future results depend, in part, on our ability to expand into international markets. We currently operate primarily in the United States and Canada. Our ability to expand internationally will depend upon our ability to deliver solution functionality and foreign language translations that reflect the needs of the local commercial construction industries of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion and the possibility that returns on such investments will not be achieved in the near future or in unfamiliar competitive environments. We may also choose to conduct our international business through strategic alliances. If we are unable to identify strategic alliance partners or negotiate favorable alliance terms, our international growth may be hampered. In addition, we have incurred and may continue to incur expenses in advance of generating material revenues as we attempt to establish our presence in particular international markets.

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

We have made strategic acquisitions in the past and may do so in the future. If we are unable to find suitable acquisitions or partners or to achieve expected benefits from such acquisitions or partnerships, there could be a material adverse effect on our business, financial condition, results of operations and prospects.

As part of our ongoing business strategy to expand our suite of solutions and acquire new technology, we engage from time to time in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and joint ventures. There may be significant competition for acquisition targets in our industry, or we may not be able to identify suitable acquisition candidates, negotiate attractive terms for acquisitions or complete acquisitions on expected timelines, or at all. If we are unable to complete strategic acquisitions or do not realize the expected benefits of the acquisitions we do complete, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We generally recognize as revenue fees from clients ratably over future periods. As a result, a significant portion of the revenues we report in each quarter is derived from the recognition of deferred revenue relating to payments received during previous quarters. Consequently, downturns or upturns in the commercial construction industry, or increases or decreases to our new sales, in any single quarter will likely have only a small impact on our revenue results for that quarter, but will continue to affect our revenues in future quarters. Our fee model also makes it difficult for us to rapidly increase our revenues through additional sales in any period. Accordingly, the effect of changes in the commercial construction industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations.

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

We believe that our success depends on the continued contributions of the members of our senior management team. We rely on our executive officers and other key managers for the successful performance of our business. The loss of the services of one or more of our executive officers or key managers could have a material adverse effect on our business, financial condition, results of operations and prospects. Although we have employment arrangements with certain members of our senior management team, none of these arrangements prevents any of our employees from leaving us. The loss of any executive officer or key manager could materially impair our ability to perform successfully, including achieving satisfactory operating results and maintaining our growth.

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

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes in regulations or failure to comply with regulations could harm our operating results.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign governmental entities have adopted, and may adopt, changes in or new laws or regulations affecting the use of the Internet as a commercial medium, including laws and regulations concerning data privacy and the collection, processing, storage and use of personal information. Foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, also govern the processing of personal information. Further, laws, such as the European Union’s Data Protection Directive, are increasingly aimed at restricting the use of personal information for marketing purposes. Such laws and regulations are subject to differing or inconsistent interpretations among the enforcement authorities of the various applicable jurisdictions. Changes in domestic and foreign laws or regulations could require us to modify our solutions in order to ensure continued compliance. In addition, government agencies or private organizations may begin to impose or increase taxes, fees or other charges for accessing the Internet. These changes in laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based solutions such as ours.

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

The primary data center supporting our CPM, GradeBeam and PQM solutions is located at a third-party site in Oak Brook, Illinois. Although we maintain a backup facility at our corporate headquarters in Deerfield, Illinois, both facilities are located in the same metropolitan area and could be subject to the same damage or service interruptions that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, system error, computer viruses and disabling devices, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our collaboration solutions for any of the foregoing reasons, or for any other reason, could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients from whom we receive recurring revenue or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use. Our collaboration solutions are accessed by a large number of clients often at the same time. As we continue to expand the number of our clients and solutions available to our clients, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers or third-party internet service providers to meet our capacity requirements could result in interruptions or delays in access to our collaboration solutions or impede our ability to scale our operations. In the event that our data center or third-party internet service provider arrangements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our collaboration solutions as well as delays and additional expense in arranging new facilities and services.

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

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (‘‘FASB’’ ), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area.

We have a large amount of goodwill and other intangible assets as a result of acquisitions. Our earnings will be harmed if we suffer an impairment of our goodwill or other intangible assets.

We have a large amount of goodwill and other intangible assets and are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. As of December 31, 2015, our net goodwill and other intangible asset balances totaled $60.8 million, or 33% of our total assets. If we do not achieve our planned operating results or other factors impair these assets, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the commercial construction on-demand market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Development and expansion of our Early Payment Program solution may subject us to additional regulatory requirements and other risks, for which failure to comply or adapt could harm our operating results.

The development and expansion of our Early Payment Program solution may subject us to additional risks and regulatory requirements, including laws covering money transmission and anti-money laundering. These requirements vary throughout the markets in which we operate, and several jurisdictions lack clarity in the application and interpretation of these rules. There is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions, or be required to adjust business practices to accommodate future regulatory requirements.

Risks Related to Ownership of Our Common Stock

Our directors and executive officers and their affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of February 26, 2016, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 23% of our outstanding common stock. As a result, these stockholders, if acting together, would have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if acting together, would have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by, among other things:
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

Effective internal controls are necessary for us to provide timely, reliable financial reporting and prevent fraud. Prior to becoming a public company, we were not required to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), or with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting. As a public company, we are required to report our financial results on the timeline and in the form prescribed by the Exchange Act, and we have been developing our accounting and finance functions to support these requirements. While we believe that the changes we have made are sufficient to enable us to meet these requirements, there is no guarantee that they will be sufficient to prevent errors in our financial statements in future periods. In addition, although we are required to evaluate and report on our internal control over financial reporting, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an ‘‘emerging growth company,’’ as described above. At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse in the event that we have one or more material weaknesses. Our remediation efforts may not enable us to avoid material weaknesses in the future.

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

Our common stock began trading on the NYSE on June 7, 2013 and since that date has fluctuated from a high of $47.25 per share to a low of $13.13 per share. We expect that the trading price of our common stock will continue to be volatile due to many factors, some of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to:
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
• announcements by us, our competitors or our clients of significant product releases, contracts, acquisitions, divestitures, strategic alliances or capital commitments;
• loss of one or more significant clients or strategic alliances;
• changes in laws or regulations relating to our solutions;

• litigation involving our company, our general industry or both;
• changes in general economic, industry and market conditions, including events pertaining to the commercial construction industry;
• investors’ general perception of us; and
• additions or departures of key employees, directors or both.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Deerfield, Illinois, where we occupy approximately 63,000 square feet of office space. We own our facility in Deerfield, Illinois and occupy leased facilities in Chicago, Illinois, Des Moines, Iowa, Phoenix, Arizona, Bountiful, Utah, Pittsburgh, Pennsylvania, Melbourne, Australia, Reston, Virginia, Moscow, Russia, Obninsk, Russia, Slough, United Kingdom, and Munich, Germany. We believe that our facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings

On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming as defendants the Company and two of its executive officers. An amended complaint was filed on February 17, 2015. The amended complaint alleges violations of the Securities Exchange Act of 1934 by the Company and two of its executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding its business and operations between June 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. We believe the lawsuit is without merit and intend to defend the case vigorously. We filed a motion to dismiss on May 4, 2015, which was granted in part and denied in part on March 3, 2016. The only claim that remains is the plaintiffs' assertion that the Company should have provided more information about the business background of its then-Chairman and CEO in its SEC filings. The plaintiffs have until March 24, 2016 to file an amended complaint.

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

Our common stock is listed on the New York Stock Exchange (‘‘NYSE’’) under the symbol ‘‘TXTR’’. The table below sets forth the high and low sales prices per share of our common stock on the NYSE for each quarter of our last two fiscal years:

	High	Low
Year ended December 31, 2015:
First quarter	$29.55	$24.10
Second quarter	$31.23	$26.00
Third quarter	$30.89	$24.60
Fourth quarter	$30.00	$20.87

Year ended December 31, 2014:
First quarter	$36.33	$24.70
Second quarter	$25.49	$13.80
Third quarter	$30.53	$23.00
Fourth quarter	$29.95	$19.37
Holders of Record

As of February 26, 2016, there were 121 stockholders of record of our common stock.
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

Recent Sales of Unregistered Securities
On October 30, 2015, we sold 379 shares of common stock to an individual warrant holder upon the exercise of warrants with an exercise price of $13.25.
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
Use of Proceeds from Public Offerings of Common Stock
On June 12, 2013, we closed our initial public offering (the “IPO”), in connection with which we sold 5,750,000 shares of common stock at a price to the public of $15.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-187745 and 333-189149), which were declared or became effective on June 6, 2013. The offering commenced on June 6, 2013. Credit Suisse Securities (USA) LLC and William Blair & Company, L.L.C. acted as the managing underwriters. We raised approximately $77.7 million in the offering, net of underwriting discounts and commissions of $6.0 million and other offering costs of $2.5 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 7, 2013 pursuant to Rule 424(b). We used $8.1 million of the net proceeds of the IPO to repay certain indebtedness, of which $3.6 million was paid to directors and ten percent (10%) stockholders. We also used $0.6 million of the net proceeds of the IPO to repurchase 40,000 shares of common stock from one unitholder of PlanSwift. In addition, we used $10.2 million to repay in full all outstanding indebtedness under our loan agreement with First Midwest Bank and $34.9 million to acquire Latista. On June 30, 2014, we used net proceeds of the IPO to purchase Minter Ellison’s interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.7 million, resulting in Textura's 100% ownership of that entity. In addition, since our IPO we have used the remaining proceeds on capital expenditures.

Item 6. Selected Consolidated Financial Data

On May 1, 2014, our Board of Directors approved a change in fiscal year end from September 30 to December 31, which was effective for the year ended December 31, 2014. In connection with this change, we have included in Item 8 of Part II our audited consolidated financial statements (i) as of and for the years ended December 31, 2015 and 2014, (ii) as of and for the three months ended December 31, 2013 and (iii) for the year ended September 30, 2013.
The consolidated statements of operations data for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended September 30, 2011 and the consolidated balance sheet data as of September 30, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013	2012	2011
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue (1)	$86,729	$62,968	$12,003	$35,534	$21,681	$10,514
Operating expense:
Cost of services (2)	15,254	12,851	2,742	11,754	6,152	4,395
General and administrative	36,661	25,249	5,378	23,479	11,105	6,856
Sales and marketing	21,013	20,518	4,264	12,707	5,995	2,601
Technology and development	20,404	21,031	5,667	18,148	11,123	6,169
Depreciation and amortization	8,628	7,741	1,560	4,525	4,080	2,161
Asset impairment charge	1,070	—	—	—	—	—
Total operating expense	103,030	87,390	19,611	70,613	38,455	22,182
Loss from operations	(16,301)	(24,422)	(7,608)	(35,079)	(16,774)	(11,668)
Other expense, net	12	(63)	(94)	(4,249)	(2,019)	(7,260)
Loss before income taxes	(16,289)	(24,485)	(7,702)	(39,328)	(18,793)	(18,928)
Income tax provision	307	370	(1,026)	294	—	—
Net loss	(16,596)	(24,855)	(6,676)	(39,622)	(18,793)	(18,928)
Less: Net loss attributable to non-controlling interests	—	(169)	(79)	(2,738)	(2,866)	—
Net loss attributable to Textura Corporation	(16,596)	(24,686)	(6,597)	(36,884)	(15,927)	(18,928)
Accretion of redeemable Series A-1 preferred stock	—	—	—	3,549	3,373	11,486
Accretion of redeemable non‑controlling interest	—	199	70	325	—	—
Dividends on Series A-2 preferred stock	—	—	—	335	480	480
Beneficial conversion of series A-2 preferred stock	—	—	—	7,161	—	—
Net income (loss) attributable to Textura Corporation common stockholders	$(16,596)	$(24,885)	$(6,667)	$(48,254)	$(19,780)	$(30,894)
Net loss per share attributable to Textura Corporation common stockholders, basic and diluted:	$(0.64)	$(0.99)	$(0.27)	$(3.58)	$(2.31)	$4.18
Weighted-average number of common shares outstanding, basic and diluted:	25,860	25,184	24,679	13,492	8,548	7,392

	As of
	December 31, 2015	December 31, 2014	December 31, 2013	September 30, 2013	September 30, 2012	September 30, 2011
Consolidated Balance Sheet Data:	(in thousands)
Cash	$78,669	$66,758	$77,130	$127,728	$4,174	$5,941
Property and equipment, net	34,214	26,103	21,070	19,807	17,775	19,515
Goodwill and other intangibles	60,813	64,980	69,956	33,318	25,671	—
Total assets	$184,342	$169,284	$178,050	$187,967	$51,099	$27,305
Deferred revenue, current and long-term	43,813	35,583	25,831	21,891	14,166	5,279
Total debt, current and long‑term (3)	—	412	1,480	10,219	26,607	13,183
Redeemable Series A-1 preferred stock	—	—	—	—	43,135	39,762
Total Textura Corporation stockholders' equity (deficit)	$124,410	$120,688	$138,485	$141,422	$(51,084)	$(36,422)

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

Overview

We are a leading provider of collaboration and productivity tools for the construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management and provide improved visibility and control of construction activities for our clients. Our collaboration solutions offer robust functionality, data sharing and exchange capabilities, and workflow tools that support several mission-critical business processes at various stages of the construction project lifecycle:

•	CPM enables the generation, collection, review and routing of invoices and the necessary supporting documentation and legal documents, and initiation of payment of the invoices.

•	EPP facilitates third-party funding that enables general contractors to provide accelerated payments to subcontractors.

•	Submittal Exchange enables the collection, review and routing of project documents.

•	Latista provides mobile-enabled, cloud-based field management solutions.

•	GradeBeam supports the process of obtaining construction bids, including identifying potential bidders, issuing invitations-to-bid and tracking bidding intent.

•	PQM supports contractor risk assessment and qualification.
In addition, we offer PlanSwift, a take-off and estimating solution used in preparing construction bids.

We derive substantially all of our revenue from fees related to our clients use of our software solutions. Clients typically pay us fees upfront or in advance of solution usage. We also generally collect the majority of these fees electronically, which historically has reduced our invoicing and collection activity and accelerated our cash flow. We classify our revenue into activity-driven revenue and organization-driven revenue.

Activity-driven revenue:

•
Owners/developers and general contractors using our CPM solution pay us subscription fees that are dependent on the number and value of project activity managed on our system and are typically invoiced and collected in advance on a six-month basis. Subcontractors using our CPM solution pay us fees dependent on the value of their subcontract, which is typically a one-time fee collected upfront at the start of the subcontract. Owners/developers and general contractors using our Submittal Exchange and Latista solutions pay us project or subscription fees dependent on the value of project activity managed on our system. For EPP, we receive a technology fee to support the third-party funding activity on our CPM solution once the financing of each transaction is complete. We refer to these fees collectively as activity-driven revenue as they depend on the construction activity of our clients.

Organization-driven revenue:

•
Participants using our GradeBeam and PQM solutions pay us subscription fees. These fees are dependent on a number of characteristics of the participants' organizations, which may include size, complexity, or type or number of users. We invoice and collect these fees in advance and recognize these fees ratably over the subscription period, which generally ranges from 6 to 12 months. We also receive a combination of license fees, maintenance fees and subscription fees for our PlanSwift solution. We refer to these fees collectively as organization-driven revenue as they do not depend on the construction activity of our clients but rather the number and characteristics of the organizations using the solutions.

Our flagship solution, CPM, is integral to our clients’ operation of their business. We seek to establish enterprise relationships with our CPM clients so that all of their current and future projects will be managed on our system. This historically has resulted in recurring additions of new projects and the ongoing management of these projects on our solutions by our clients. Because our revenue is derived primarily from fees driven by construction project activity, we historically have experienced a high recurrence of our fees.
Since our founding, our strategy has been to devote considerable resources to the development and enhancement of our solutions. While we believe the adoption of technology solutions generally, and on-demand software solutions in particular, in the construction industry is gaining traction, it remains at a relatively early stage. In addition, there is a low level of penetration of our collaboration solutions in our existing client base and current target markets. We believe this presents us with a significant opportunity to grow our business through sales of our solutions. We believe our existing and potential clients are increasingly looking to technology to achieve operational and financial efficiencies, better manage risk and improve visibility into and control of their business processes. As part of our strategy to expand our suite of business collaboration solutions for the construction industry, and to expand our market reach, we intend to continue to allocate increasing resources to our technology and development efforts and to expanding our sales and support capabilities. This strategy has resulted in a history of operating losses and accumulated deficit, which we have incurred due to the substantial investments we are making to acquire new enterprise relationships and develop new solutions in response to our assessment of our market opportunity. These operating losses, however, have declined over time as a percentage of revenue.

We market and sell our solutions to our clients through a number of different sales channels, tailored to reflect the solution and the clients we are selling to. We generally seek to establish an enterprise relationship with owners/developers and general contractors for their use of our solutions, particularly in the case of our CPM, PQM and Latista offerings. We have found that this typically requires an in-person, relationship-driven, consultative approach with a high degree of solution and domain expertise on the part of our employees. Certain of our other solutions in contrast are well suited to be used on a single project and do not require enterprise-wide deployment. Our Submittal Exchange solution in particular is primarily sold on a project-by-project basis, largely to existing customers with a high level of repeat business. In addition, sales of our GradeBeam, PQM and PlanSwift and solutions to the subcontractor community are generally transactional and reflect the lower cost and complexity of these solutions and the organizations to which we sell them. To address these markets we operate direct sales groups that market to, contact and support prospective clients remotely, primarily using email, webinars, telephone and other appropriate methods. We have a number of distributor and reseller relationships for our PlanSwift solution in both domestic and international markets.

Our revenue growth has been driven by an increase in the number of construction projects being managed on our solutions, the aggregate client-reported construction value of such projects, and the number of organizations using our solutions. In addition, the acquisitions of Planswift in the year ended September 30, 2013 and Latista in the three months ended December 31, 2013 have contributed to our revenue growth.

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

Key Business Metrics
In addition to traditional financial measures, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. These metrics reflect the impact of the acquisition of PlanSwift in January 2013 and Latista in December 2013 as described in more detail in ‘‘Results of Operations.’’

	Year Ended			Change from 2014 to 2015		Change from 2013 to 2014
	December 31, 2015	December 31, 2014	September 30, 2013	$	%	$	%
	(dollars in thousands, unless otherwise indicated)
Activity‑driven revenue	$70,022	$49,393	$28,134	$20,629	42%	$21,259	76%
Organization‑driven revenue	16,707	13,575	7,400	$3,132	23%	$6,175	83%
Total revenue	$86,729	$62,968	$35,534	$23,761	38%	$27,434	77%
Activity‑driven revenue:
Number of projects added	8,451	6,858	5,247	1,593	23%	1,611	31%
Client‑reported construction value added (billions)	$100	$72.2	$55.7	27.8	39%	16.5	30%
Active projects during period	15,152	12,521	9,127	2,631	21%	3,394	37%
Organization‑driven revenue:
Number of organizations	24,669	19,456	10,616	5,213	27%	8,840	83%

	Three Months Ended December 31,		Change from 2012 to 2013
	2013	2012	$	%
	(dollars in thousands, unless otherwise indicated)
Activity‑driven revenue	$9,372	$5,986	$3,386	56.6%
Organization‑driven revenue	2,631	785	1,846	235.2%
Total revenue	$12,003	$6,771	$5,232	77.3%
Activity‑driven revenue:
Number of projects added	1,466	1,048	418	39.9%
Client‑reported construction value added (billions)	$17.9	$7.3	$10.6	145.2%
Active projects during period	6,580	5,046	1,534	30.4%
Organization‑driven revenue:
Number of organizations	11,706	5,412	6,294	116.3%
Activity-driven revenue

Number of projects added. This metric represents the total number of construction projects added by our clients to our CPM, Submittal Exchange and Latista solutions during the reporting period. Each project on our system is created by the client and represents a unit of work they have elected to manage on our system as a single project. As a result, an individual development, structure or remodeling program may result in the creation of multiple projects on our system. A project added to our system does not necessarily become active immediately. We use the number of projects added to our solutions during a reporting period to measure the success of our strategy of further penetrating the construction market with these solutions. Also, activity‑driven revenue is dependent in part on the number of projects using our solutions.

Client-reported construction value added. This metric represents the total client-entered dollar value of construction projects added by our clients to our CPM, Submittal Exchange and Latista solutions during the reporting period. We use client‑reported construction value added to measure the success of our strategy of increasing the volume of construction activity managed with these solutions. In addition, we use this metric in conjunction with number of projects added to monitor average project size. Also, activity‑driven revenue is dependent in part on project size.

Active projects during period. This metric represents the number of construction projects that have been active during the reporting period on our CPM, Submittal Exchange and Latista solutions. Clients may elect to add a new project on our system before their project activity begins. Accordingly, there may be an interval between when a project is included as a new project added and when we would consider it an active project. We use active projects during the period to evaluate our penetration of the construction market with these solutions and to monitor growth from period to period. Also, activity-driven revenue is dependent in part on the number of active projects on our solutions.

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

Additional metrics

EBITDA and Adjusted EBITDA. EBITDA represents earnings (loss) before interest, taxes depreciation and amortization. Adjusted EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization, share-based compensation expense, asset impairment charges, severance expense and acquisition-related and other expenses. In the year ended September 30, 2013, Adjusted EBITDA also excluded certain offering-related expenses. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, and are performance measures used by management in conjunction with traditional U.S. GAAP operating performance measures as part of the overall assessment of our performance including:

• for planning purposes, including the preparation of the annual budget;
• to evaluate the effectiveness of business strategies; and
• as a factor when determining management's total compensation.
We believe the use of EBITDA and Adjusted EBITDA as additional operating performance metrics provides greater consistency for period-to-period comparisons of our operations. For our internal analysis, Adjusted EBITDA remove fluctuations caused by changes in our capital structure (interest expense) and non-cash items such as depreciation, amortization, share-based compensation and infrequent charges. These excluded amounts in any given period may not directly correlate to the underlying performance of the business or may fluctuate significantly from period to period due to acquisitions, fully amortized tangible or intangible assets, or the timing and pricing of new share-based awards. We also believe EBITDA and Adjusted EBITDA are useful to investors and securities analysts in evaluating our operating performance as it provides them additional tools to compare business performance across companies and periods.

EBITDA and Adjusted EBITDA are not measurements under U.S. GAAP and should not be considered alternatives to net loss or as alternatives to cash flow from operating activities. The EBITDA and Adjusted EBITDA measurements have limitations as analytical tools and the methods of calculation may vary from company to company.

The following table presents a reconciliation from the most directly comparable U.S. GAAP measure, net loss, to Adjusted EBITDA:

	Year Ended			Change from 2014 to 2015		Change from 2013 to 2014
	December 31, 2015	December 31, 2014	September 30, 2013	$	%	$	%
	(dollars in thousands)
Net loss	$(16,596)	$(24,855)	$(39,622)	$8,259	(33)%	$14,767	(37)%
Net interest expense	(12)	63	4,689	(75)	(119)%	(4,626)	(99)%
Income tax provision	307	370	294	(63)	(17)%	76	26%
Depreciation and amortization	8,628	7,741	4,525	887	11%	3,216	71%
EBITDA	$(7,673)	$(16,681)	$(30,114)	$9,008	(54)%	$13,433	(45)%
Share‑based compensation expense	14,108	8,375	12,628	5,733	68%	(4,253)	(34)%
Asset impairment charge	1,070	—	—	1,070	—%	—	—%
Severance-related expenses	1,771	1,488	—	283	19%	1,488	—%
Acquisition‑related and other expenses *	909	764	1,172	145	19%	(408)	(35)%
Offering-related expenses**	—	—	3,104	—	—%	(3,104)	(100)%
Adjusted EBITDA	$10,185	$(6,054)	$(13,210)	$16,239	(268)%	$7,156	(54)%

* In 2015, acquisition-related and other expenses represented certain tax-related costs and certain legal costs related to the previously disclosed CEO transition and securities litigation. In 2014, acquisition-related and other expenses represented acquisition, strategic transaction and certain tax-related costs.
** Offering-related expenses for the year ended September 30, 2013 represented one-time cash bonuses of $3.0 million paid to long-tenured employees in connection with the IPO and expenses related to our follow-on offering in September 2013 that were not capitalized.

	Three Months Ended December 31,		Change from 2012 to 2013
	2013	2012	$	%
	(dollars in thousands)
Net loss	$(6,676)	$(6,043)	$(633)	10%
Net interest expense	94	2,102	(2,008)	(96)%
Income tax provision (benefit)	(1,026)	35	(1,061)	(3,031)%
Depreciation and amortization	1,560	760	800	105%
EBITDA	$(6,048)	$(3,146)	$(2,902)	(92)%
Share-based compensation expense	1,583	661	922	139%
Acquisition-related expenses	423	156	267	171%
Adjusted EBITDA	$(4,042)	$(2,329)	$(1,713)	(74)%

Key Components of Consolidated Statements of Operations

Revenue

We classify our revenue into activity-driven revenue and organization-driven revenue.

Activity-driven revenue. Activity-driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange and Latista solutions. For our CPM solution, owners/developers and general contractors pay us subscription fees that are based on the number and value of project activity managed on our system. Subcontractors pay us a usage fee for each subcontract managed using our CPM solution, which is based on the value of their subcontract. For projects added to our Submittal Exchange and Latista solutions, and certain projects added to our CPM solution, we generate project fees that are based on the construction dollar value of the project. For EPP, we receive a technology fee to support the third-party funding activity on our CPM solution once the financing of each transaction is complete.

For the majority of our CPM general contractor clients, we have established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number and value of projects added to our system.

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

Organization-driven revenue. Organization-driven revenue is generated when clients subscribe to our GradeBeam and PQM solutions. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type, or number of users. We invoice and collect these fees in advance. We record deferred revenue for these upfront fees which corresponds to our obligation to provide services over the relevant period. These fees are recognized ratably over the applicable service period.

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

General and Administrative. Our general and administrative expenses consist of costs of our finance, legal, business development and administration functions. These expenses consist primarily of personnel-related expenses, including salaries, benefits, bonuses and share-based compensation; legal, accounting and consulting third-party professional fees; certain IT expenses to support company infrastructure; insurance premiums; facilities expenses; and foreign exchange gains or losses.

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

Results of Operations

Fiscal Years Ended December 31, 2015, December 31, 2014 and September 30, 2013
The following tables set forth our results of operations for the years ended December 31, 2015, December 31, 2014 and September 30, 2013, as well as the respective year-over-year variances. The tables also present the results of operations as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended			Change from 2014 to 2015		Change from 2013 to 2014
	December 31, 2015	December 31, 2014	September 30, 2013	$	%	$	%
	(dollars in thousands)
Revenues	$86,729	$62,968	$35,534	$23,761	38%	$27,434	77%
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	15,254	12,851	11,754	2,403	19%	1,097	9%
General and administrative	36,661	25,249	23,479	11,412	45%	1,770	8%
Sales and marketing	21,013	20,518	12,707	495	2%	7,811	61%
Technology and development	20,404	21,031	18,148	(627)	(3)%	2,883	16%
Depreciation and amortization	8,628	7,741	4,525	887	11%	3,216	71%
Asset impairment charge	1,070	—	—	1,070	—%	—	—%
Total operating expenses	103,030	87,390	70,613	15,640	18%	16,777	24%
Loss from operations	(16,301)	(24,422)	(35,079)	8,121	(33)%	10,657	(30)%
Other income (expense), net	12	(63)	(4,249)	75	(119)%	4,186	(99)%
Loss before income taxes	(16,289)	(24,485)	(39,328)	8,196	(33)%	14,843	(38)%
Income tax provision	307	370	294	(63)	(17)%	76	26%
Net loss	(16,596)	(24,855)	(39,622)	8,259	(33)%	14,767	(37)%
Less: Net loss attributable to non-controlling interests	—	(169)	(2,738)	169	(100)%	2,569	(94)%
Net loss attributable to Textura Corporation	(16,596)	(24,686)	(36,884)	8,090	(33)%	12,198	(33)%
Accretion of redeemable Series A-1 preferred stock	—	—	3,549	—	—%	(3,549)	(100)%
Accretion of redeemable non‑controlling interest	—	199	325	(199)	(100)%	(126)	(39)%
Dividends on Series A-2 preferred stock	—	—	335	—	—%	(335)	(100)%
Beneficial conversion of Series A-2 preferred stock	—	—	7,161	—	—%	(7,161)	(100)%
Net loss attributable to Textura Corporation common stockholders	$(16,596)	$(24,885)	$(48,254)	$8,289	(33)%	$23,369	(48)%

	Year Ended
	December 31, 2015	December 31, 2014	September 30, 2013
Revenues	100%	100%	100%
Operating expenses:
Cost of services	18%	20%	33%
General and administrative	42%	40%	66%
Sales and marketing	24%	33%	36%
Technology and development	24%	34%	51%
Depreciation and amortization	10%	12%	13%
Asset impairment charge	1%	—%	—%
Total operating expenses	119%	139%	199%
Loss from operations	(19)%	(39)%	(99)%
Other expense, net	—%	—%	(12)%
Loss before taxes	(19)%	(39)%	(111)%
Income tax provision	—%	1%	1%
Net loss	(19)%	(40)%	(112)%
Operating Metrics

	Year Ended			Change from 2014 to 2015		Change from 2013 to 2014
	December 31, 2015	December 31, 2014	September 30, 2013	$	%	$	%
	(dollars in thousands, unless otherwise indicated)
Activity‑driven revenue	$70,022	$49,393	$28,134	$20,629	42%	$21,259	76%
Organization‑driven revenue	16,707	13,575	7,400	$3,132	23%	$6,175	83%
Total revenue	$86,729	$62,968	$35,534	$23,761	38%	$27,434	77%
Activity‑driven revenue:
Number of projects added	8,451	6,858	5,247	1,593	23%	1,611	31%
Client‑reported construction value added (billions)	$100	$72.2	$55.7	27.8	39%	16.5	30%
Active projects during period	15,152	12,521	9,127	2,631	21%	3,394	37%
Organization‑driven revenue:
Number of organizations	24,669	19,456	10,616	5,213	27%	8,840	83%
Adjusted EBITDA	$10,185	$(6,053)	$(13,210)	$16,238	(268)%	$7,157	(54)%
Deferred revenue balance as of the end of period	$43,813	$35,583	$21,891	$8,230	23%	$13,692	63%
Activity-driven revenue: Activity-driven revenue increased $20.6 million, or 42%, in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Activity-driven revenue increased $21.3 million, or 76%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. These increases were primarily attributable to higher revenue from usage fees paid by subcontractors using CPM, an increase in CPM subscription fees and, to a lesser extent, increases in Submittal Exchange project fees and Latista subscription fees.
The increases in CPM subcontractor usage fees year over year were driven by higher client-reported construction value, a larger number of projects added and a higher number of active projects on system compared to the prior-year periods. In addition, usage fees grew from 2014 due to a price increase that was effective in the first quarter of 2014. Since the price increase is effective only for projects added to our CPM solution subsequent to the effective date of the increase, and because these fees are recognized over the estimated term of the construction contract, which could be as long as 20 months, we will continue to realize the benefit of the price increase into 2016.
The increases in CPM subscription fees were also due to higher client-reported construction value and a larger number of projects added to our systems compared to the prior-year periods. In addition, for the majority of our existing CPM general contractor clients, we have established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number and value of projects added to our CPM system during the subscription period. As a result of these subscription arrangements, incremental revenue recognized during the years ended December 31, 2015 and 2014 was $1.5 million and $1.3 million, respectively.
CPM general contractor implementations and general growth in the construction industry also contributed to the increases in the number of projects and client-reported construction value added during the period and the number of active projects on our systems. However, these metrics do not directly correlate to the percentage increase in revenue because they do not capture the impact of pricing changes (discussed above) or the impact of changes in the mix of project sizes. In addition, the period during which projects and construction value are added does not always directly correlate to the timing of revenue recognition, which is generally over a longer subscription period or over the estimated term of the project or contract.
Organization-driven revenue: Organization-driven revenue increased $3.1 million, or 23%, in the year ended December 31, 2015 as compared to the year ended December 31, 2014. Organization-driven revenue increased $6.2 million, or 83%, in the year ended December 31, 2014 as compared to the year ended September 30, 2013. The increases were primarily driven by growth in license sales of our PlanSwift solution and, to a lesser extent, growth in subscription sales of our PQM solution.
Deferred revenue balance. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the end of a reporting period. Our deferred revenue balance consists of activity-driven and organization-driven revenue that is recognized ratably over the estimated life of a project or contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Deferred revenue as of December 31, 2015 that we do not reasonably expect to be recognized as revenue within the year ended December 31, 2016 was $3.7 million, and deferred revenue as of December 31, 2014 that we did not reasonably expect to be recognized as revenue within the year ended December 31, 2015 was $3.7 million.

To provide greater consistency for period-to-period comparisons of our operations, management uses a derivation of deferred revenue as an additional operating performance metric and indicator of near-term revenue growth. Historically, we have calculated billings as change in deferred revenue plus revenue recognized in the period. Recently, our Latista solution has had success in selling multi-year contractual deals, and the backlog associated with these long-term contracts totaled $4.0 million as of December 31, 2015. We believe that billings, defined as change in deferred revenue plus revenue recognized in the period, plus contractual backlog provides a more consistent period-to-period comparison of near-term revenue growth by adjusting for long-term contracts. As of December 31, 2015 and 2014, respectively, the dollar amount of contractual backlog orders believed to be firm, together with the portion thereof not reasonably expected to be filled within the current fiscal year, totaled $7.7 million and $3.7 million.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cost of services

	Year Ended December 31,
	2015	2014	Change	% Change
	(dollars in thousands)
Cost of services	$15,254	$12,851	$2,403	19%
Gross margin	82%	80%
Headcount	136	106	30	28%

Cost of services expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers
Personnel-related costs	é	$2,283
$1.5 million increase in salary and benefit costs driven by an increase in headcount associated with our client services groups to support our expanding customer base. $0.4 million increase in share-based compensation and $0.4 million increase in bonus expense incurred to support the increase in headcount and growth of the business.

Sales tax	ê	(893)	Decrease in sales tax expense due to the pass-through of sales taxes to our customers beginning in April 2015.
General cost of services	é	883
$0.5 million increase in third-party hosting costs to support growth of the business. $0.3 million increase in licensing costs in line with growth in software license revenue. $0.2 million increase in bank service fees for the costs to process credit card payments from customers.

Professional services	é	120	Increase in consulting costs to assist with the service of our solutions to our customers.
Various other items	é	10	Increase due to various other insignificant items.

Our gross margin was 82% and 80%, respectively, for the years ended December 31, 2015 and 2014. The increase in gross margin was primarily driven by the increased scale of our operations, efficiencies in hosting and other general cost of services and a decrease in sales taxes.

We anticipate that our cost of services expenses will increase in 2016 as a result of increased personnel-related costs to support our forecasted revenue growth. The increased personnel-related costs, in addition to other costs associated with revenue generation, may fluctuate as staffing will be contingent upon demand for our solutions in 2016. Although our costs will grow with revenue, we expect that our annual growth rate in cost of services expenses will be lower than our annual revenue growth rate in 2016.

General and administrative

	Year Ended December 31,
	2015	2014	Change	% Change
	(dollars in thousands)
General and administrative	36,661	$25,249	$11,412	45%
Percent of revenue	42%	40%
Headcount	76	59	17	29%

General and administrative expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers
Personnel-related costs	é	$9,730
Primarily driven by CEO transition costs, which increased share-based compensation and severance expense by $4.6 million and $1.8 million, respectively. $2.1 million increase in share-based compensation, $1.0 million increase in salary and benefit costs and $0.2 million increase in bonus expense to support additional headcount and growth in the business.

Rent expense & facilities-related costs	é	954	Increase in rent expense primarily related to the new Chicago office lease as well as various expenses related to other facilities.
Hardware & software-related costs	é	462	Increases in software and hardware purchases and maintenance to support operations.
Recruiting expense	é	374	Primarily due to executive search costs related to the CEO transition.
Professional services	é	355	Increase in audit, tax and consulting fees.
Travel-related costs	ê	(279)	Primarily due to lower support costs related to strategic transaction initiatives compared to the year ended December 31, 2014.
Foreign currency re-measurement	ê	(96)	Decrease due to foreign currency re-measurement losses incurred during the year ended December 31, 2014 driven by unfavorable foreign currency fluctuations.
Various other items	ê	(88)	Decrease due to various other insignificant items.

General and administrative expenses increased as a percentage of revenue to 42% for the year ended December 31, 2015, compared to 40% for the year ended December 31, 2014. The increase was primarily driven by the CEO transition costs incurred during the year ended December 31, 2015, as detailed above. See Notes 14 and 20 for further details on the related transition and severance costs.

Stock-based compensation associated with hiring a permanent CEO may cause fluctuations in expense based on timing. We anticipate our general and administrative expenses will increase in 2016 due to expansion of our facilities and related costs of increased headcount to support growth of the organization. As a percentage of revenue, we expect that our general and administrative expenses will decline in 2016 as we will not need to add personnel and facilities at the same pace as expected revenue growth.

Sales and marketing

	Year Ended December 31,
	2015	2014	Change	% Change
	(dollars in thousands)
Sales and marketing	$21,013	$20,518	$495	2%
Percent of revenue	24%	33%
Headcount	149	141	8	6%

Sales and marketing expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers
Professional services	é	$382	Increase in consulting costs related to corporate marketing initiatives and expansion of sales efforts in Europe.
Hardware & software-related costs	é	207	Increase driven by subscriptions to on-demand software services to support sales processes.
Personnel-related costs	é	74
Increases in salary and benefit costs, bonus and commissions expense to support additional headcount and growth in the business of $0.9 million, $0.1 million and $0.1 million, respectively. Offset by share-based compensation and severance expense recognized under severance arrangements related to the retirement of our co-founder and executive during the year ended December 31, 2014 of $0.5 million and $0.5 million, respectively.

Various other items	ê	(168)	$0.1 million decrease in travel expense and $0.1 million decrease in recruiting expense, as well as other miscellaneous expenses. Partially offset by $0.1 million increase in marketing costs.

Sales and marketing expenses decreased as a percentage of revenue to 24% for the year ended December 31, 2015, compared to 33% for the year ended December 31, 2014. The decrease was primarily driven by costs recognized under certain severance arrangements during the year ended December 31, 2014, as detailed above.

We anticipate growth in our sales and marketing expenses in 2016 as we plan to invest in increased headcount to identify new opportunities within the commercial construction market and drive future revenue growth. Other sales and marketing related costs directly relate to our ability to capitalize on new opportunities and may fluctuate accordingly. We expect sales and marketing expenses to decrease as a percentage of revenue in 2016.

Technology and development

	Year Ended December 31,
	2015	2014	Change	% Change
	(dollars in thousands)
Technology and development	$20,404	$21,031	$(627)	(3)%
Percent of revenue	24%	33%
Headcount	219	199	20	10%

Technology and development expenses decreased due to the following:

Category	Impact (in thousands)		Key Drivers
Professional services	ê	$(432)
$0.4 million decrease in consulting costs related to the development of client interfaces and $0.3 million decrease in third party development costs, as we have performed more development work internally. Partially offset by $0.3 million increase in IT audit costs.

Recruiting expense	ê	(287)	Decrease in external search costs as we have brought some of our recruiting functions in-house.
Personnel-related	é	187
$2.1 million increase in salary and benefit costs and $0.6 million increase in bonus expense to support additional headcount and growth in the business. Offset by share-based compensation and severance expense recognized under severance arrangements related to the retirement of our co-founder and executive during the year ended December 31, 2014 of $0.4 million and $0.8 million, respectively. Additionally, capitalized software development costs increased by $0.9 million to support the development of new functionality and enhancements to existing functionality. The increase in capitalized software development costs decreased total personnel costs.

Various other items	ê	(95)	Decrease due to various other insignificant items.

Technology and development expenses decreased as a percentage of revenue to 24% for the year ended December 31, 2015, compared to 33% for the year ended December 31, 2014. The decrease was primarily due to costs recognized under certain severance arrangements during the year ended December 31, 2014 as well as an increase in capitalized software development costs, as detailed above.

We anticipate that our technology and development expenses will increase in 2016 as we continue to research and develop new technologies and evaluate new opportunities within the commercial construction market. We expect technology and development expenses as a percentage of revenue to decline in 2016 as we sustain leverage within our business model.

Depreciation and amortization

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Depreciation and Amortization	$8,628	$7,741	$887	11.5%
Percent of revenue	10%	12%

Depreciation and amortization expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers
Depreciation & amortization of fixed assets	é	$1,697
Increased capital expenditures to furnish the new Chicago office as well as to support general growth of the business. Increase also driven by increased capitalized costs to develop and enhance internal software and solutions.

Amortization of intangible assets	ê	(810)
Certain acquired intangible assets for GradeBeam and Submittal Exchange became fully amortized during the quarter ended December 31, 2014, as we acquired these solutions during the quarter ended December 31, 2011. Consequently, intangible asset amortization expense totals during the year ended December 31, 2015 declined compared to the year ended December 31, 2014.

Depreciation and amortization expenses decreased as a percentage of revenue to 10% for the year ended December 31, 2015, compared to 12% for the year ended December 31, 2014. The decrease was primarily attributable to certain acquired intangible assets for GradeBeam and Submittal Exchange that became fully amortized during the quarter ended December 31, 2014, as detailed above.

We anticipate that our depreciation and amortization expenses in 2016 will increase due to the first full year new technologies are offered to the market and the facility expansion to accommodate our growing business. As a percentage of revenue, we expect our depreciation and amortization expenses to remain relatively consistent in 2016.

Asset impairment charge

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Asset impairment charge	$1,070	$—	$1,070	—%
Percent of revenue	1%	—%
During the year ended December 31, 2015, we recognized asset impairment charges of $1.1 million related to software development costs, which resulted from our decision to terminate certain technology projects.

Other income (expense), net

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$12	$(63)	$75	(119)%
Percent of revenue	—%	—%

Other income (expense), net expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers
Interest expense	é	$102
Decrease in interest expense driven by a decrease in capital leases obligations during the year ended December 31, 2015 compared to the year ended December 31, 2014. Additionally, we purchased the assets under our final outstanding capital lease arrangement in June 2015.

Miscellaneous other income (expense), net	ê	(27)	Decrease due to various other insignificant items.

Other income (expense), net expenses represented an immaterial component of our consolidated statements of operation for the years ended December 31, 2015 and 2014.

Income tax provision

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Income tax provision	$307	$370	$(63)	(17)%

Our income tax provision has not changed materially in the year ended December 31, 2015 as compared to the year ended December 31, 2014. The income tax expense reflects a temporary tax difference resulting from tax amortization of goodwill connected with our acquisitions.

Additional metrics

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$10,185	$(6,053)	$16,239	(268)%
Adjusted EBITDA increased $16.2 million, or 268%, in the year ended December 31, 2015 as compared to the year ended December 31, 2014. The positive trend in Adjusted EBITDA was driven primarily by revenue growth, partially offset by higher personnel-related costs to support increased headcount and a general increase in expenses to support growth of our business.

	As of
	December 31, 2015	December 31, 2014	$ Change	% Change
	(dollars in thousands)
Deferred revenue	$43,813	$35,583	$8,230	23%
Deferred revenue increased $8.2 million, 23%, from December 31, 2014 to December 31, 2015. The increase in deferred revenue was primarily due to increased sales for our CPM solution. Our Submittal Exchange, Planswift and PQM solutions also contributed to the increase in deferred revenue, but to a lesser extent than CPM.

Year Ended December 31, 2014 Compared to Year Ended September 30, 2013

Cost of services

	Year Ended
	December 31, 2014	September 30, 2013	$ Change	% Change
	(dollars in thousands)
Cost of services	$12,851	$11,754	$1,097	9%
Percent of revenue	20%	33%

Cost of services expenses increased $1.1 million, or 9%, in the year ended December 31, 2014, compared to the year ended September 30, 2013. The increase was primarily driven by a $2.2 million increase in personnel-related expenses due to increased headcount. In addition, other service-related costs increased $1.8 million due to $0.7 million increase in sales tax expense, $0.4 million increase in travel expenses, $0.3 million increase in bank service fees and $0.1 million increase in licenses, facilities-related costs, software and hardware purchases, and also recruiting expenses to support growth of the business. These increases were partially offset by $1.6 million and $1.4 million decreases in stock-based compensation and bonus expenses, respectively, incurred during the prior year in connection with the IPO. Cost of services expenses decreased as a percent of revenue compared to the prior year due to revenue growth as well as the costs incurred during the prior year in connection with the IPO.

General and administrative

	Year Ended
	December 31, 2014	September 30, 2013	$ Change	% Change
	(dollars in thousands)
General and administrative	$25,249	$23,479	$1,770	8%
Percent of revenue	40%	66%

General and administrative expenses increased $1.8 million, or 8%, in the year ended December 31, 2014, compared to the year ended September 30, 2013. The increase was primarily due to a $2.5 million increase in personnel-related expenses due to increased headcount. In addition, other expenses increased by $2.4 million due to $0.7 million increase in software and hardware purchases, $0.5 million increase in facilities-related costs, $0.5 million increase in insurance fees, $0.4 million increase in rent expense, $0.2 million increase in travel expense and $0.1 million increase in recruiting expense to support growth of the business. These increases were partially offset by $1.3 million and $0.7 million decreases in bonus and stock-based compensation expenses, respectively, incurred during the prior year in connection with the IPO. Other offsetting factors included $0.4 million decrease in franchise taxes, $0.4 million decrease in professional services and regulatory expenses and $0.3 million decrease in other miscellaneous overhead expenses incurred during the prior year in connection with the IPO. General and administrative expenses decreased as a percent of revenue compared to the prior year due to revenue growth as well as the costs incurred during the prior year in connection with the IPO.

Sales and marketing

	Year Ended
	December 31, 2014	September 30, 2013	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$20,518	$12,707	$7,811	61%
Percent of revenue	33%	36%

Sales and marketing expenses increased $7.8 million, or 61%, in the year ended December 31, 2014, compared to the year ended September 30, 2013. The increase was primarily due to a $4.8 million increase in personnel-related expenses driven by increased headcount. The increase was also driven by $1.2 million increase in commissions and $0.6 million increase in severance expense. In addition, other expenses increased by $2.8 million due to $1.9 million increase in travel and marketing expenses, $0.3 million increase in software and hardware purchases, $0.3 million increase in professional service expenses, $0.1 million increase in recruiting expense, $0.1 million increase in facilities-related costs and $0.1 million increase in miscellaneous expenses. These increases were partially offset by a $1.0 million decrease in stock-based compensation expense incurred during the prior year in connection with the IPO. Sales and marketing expenses decreased as a percent of revenue compared to the prior year due to revenue growth as well as the costs incurred during the prior year in connection with the IPO.

Technology and development

	Year Ended
	December 31, 2014	September 30, 2013	$ Change	% Change
	(dollars in thousands)
Technology and development	$21,031	$18,148	$2,883	16%
Percent of revenue	34%	51%

Technology and development expenses increased $2.9 million, or 16%, in the year ended December 31, 2014, compared to the year ended September 30, 2013. The increase was primarily due to a $3.3 million increase in personnel-related expenses driven by higher headcount and severance expense. In addition, other expenses increased by $1.6 million due to $0.9 million increase in professional services expenses, $0.3 million increase in recruiting expenses, $0.2 million increase in facilities-related costs, and $0.2 million increase in travel expenses. These increases were partially offset by $1.0 million decreases in both stock-

based compensation and bonus expenses incurred during the prior year in connection with the IPO. We capitalized an additional $5.3 million of software development costs compared to the prior year, which reduced total personnel and professional service expenses. Technology and development expenses decreased as a percent of revenue compared to the prior year due to revenue growth, costs incurred during the prior year in connection with the IPO, and the increase in capitalized software development costs.

Depreciation and amortization

	Year Ended		Change from 2013 to 2014
	December 31, 2014	September 30, 2013	$	%
	(dollars in thousands)
Depreciation and amortization	$7,741	$4,525	$3,216	71%
Percent of revenue	12%	13%
Depreciation and amortization expenses increased by $3.2 million, or 71%, in the year ended December 31, 2014, compared to the year ended September 30, 2013. The increase was primarily driven by a $2.0 million increase in amortization expenses related to the intangible assets acquired in the acquisition of the Planswift and Latista solution in January 2013 and December 2013, respectively. Depreciation expense also increased by $0.8 million due to an increase in fixed assets. Additionally, we incurred a $0.4 million increase in amortization expense due to capitalized software development costs for solutions that have been placed into service. These increases were partially offset by several intangible assets that became fully amortized during the year ended December 31, 2014. We obtained these intangible assets in the acquisition of Gradebeam and Submittal Exchange in October 2011 and November 2011, respectively.

Other expense, net

	Year Ended
	December 31, 2014	September 30, 2013	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(63)	$(4,249)	$4,186	(99)%

Other expense, net, decreased by $4.2 million, or 99%, in the year ended December 31, 2014, compared to the year ended September 30, 2013. The decreases were primarily due to the absence of interest expense related to convertible debentures and notes payable that were outstanding during the year ended September 30, 2013.

Income tax provision

	Year Ended
	December 31, 2014	September 30, 2013	$ Change	% Change
	(dollars in thousands)
Income tax provision	$370	$294	$76	26%

Our income tax provision has not changed materially in the year ended December 31, 2014, compared to the year ended September 30, 2013. The income tax expense reflects a temporary tax difference resulting from tax amortization of goodwill connected with our acquisitions.

Additional metrics

	Year Ended
	December 31, 2014	September 30, 2013	$ Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(6,053)	$(13,210)	$7,157	(54)%
Adjusted EBITDA loss decreased $7.2 million, or 54%, in the year ended December 31, 2014, compared to the year ended September 30, 2013. The positive trend in Adjusted EBITDA was driven primarily by revenue growth, partially offset by higher personnel-related costs to support increased headcount and a general increase in expenses to support growth of our business.

	As of
	December 31, 2014	December 31, 2013	$ Change	% Change
	(dollars in thousands)
Deferred revenue	$35,583	$25,831	$9,752	38%
Deferred revenue increased $9.8 million, or 38%, from December 31, 2013 to December 31, 2014. The increase was primarily due to higher billings for our CPM solution. The increase in CPM billings during the year ended December 31, 2014 was consistent with consolidated revenue growth for the period. Increased billings for our Latista, PlanSwift and Submittal Exchange solutions also contributed to the increase in deferred revenue.

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

	Three Months Ended December 31,
	2013	2012
	(dollars in thousands)
Revenues	$12,003	$6,771
Operating expenses:
Cost of services	2,742	1,688
General and administrative	5,378	3,705
Sales and marketing	4,264	1,818
Technology and development	5,667	2,995
Depreciation and amortization	1,560	760
Total operating expenses	19,611	10,966
Loss from operations	(7,608)	(4,195)
Other expense, net	(94)	(1,813)
Loss before income taxes	(7,702)	(6,008)
Income tax provision (benefit)	(1,026)	35
Net loss	(6,676)	(6,043)
Less: Net loss attributable to non-controlling interests	(79)	(1046)
Net loss attributable to Textura Corporation	(6,597)	(4,997)
Accretion of redeemable Series A-1 preferred stock	—	165
Accretion of redeemable non‑controlling interest	70	76
Dividends on Series A-2 preferred stock	—	120
Net loss attributable to Textura Corporation common stockholders	$(6,667)	$(5,358)

	Three Months Ended December 31,
	2013	2012
Revenues	100%	100%
Operating expenses:
Cost of services	23%	25%
General and administrative	45%	55%
Sales and marketing	35%	27%
Technology and development	47%	44%
Depreciation and amortization	13%	11%
Total operating expenses	163%	162%
Loss from operations	(63)%	(62)%
Other expense, net	(1)%	(27)%
Loss before taxes	(64)%	(89)%
Income tax provision (benefit)	(9)%	—%
Net loss	(55)%	(89)%

Operating Metrics

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands, unless otherwise indicated)
Activity‑driven revenue	$9,372	$5,986	$3,386	57%
Organization‑driven revenue	2,631	785	1,846	235%
Total revenue	$12,003	$6,771	$5,232	77%
Activity‑driven revenue:
Number of projects added	1,466	1,048	418	40%
Client‑reported construction value added (billions)	$17.9	$7.3	$10.6	145%
Active projects during period	6,580	5,046	1,534	30%
Organization‑driven revenue:
Number of organizations	11,706	5,412	6,294	116%
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

	As of
	December 31, 2013	September 30, 2013	Change	% Change
	(dollars in thousands)
Deferred revenue	$25,831	$21,891	$3,940	18%
Deferred revenue increased $3.9 million, or 18%, from September 30, 2013 to December 31, 2013. The increase was primarily driven by the Latista acquisition, which contributed $3.4 million of deferred revenue as of December 31, 2013.

Liquidity and Capital Resources

We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our IPO in June 2013 and follow-on offering in September 2013, private placements of subordinated convertible debentures, notes payable, leases payable and cash provided by operating activities. Our primary source of liquidity as of December 31, 2015 consisted of $78.7 million of cash and cash equivalents.

Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements, acquisitions and capital expenditures will continue to be our principal needs for liquidity over the near term.

For the twelve month period ending December 31, 2016, we have planned capital expenditures of approximately $10.0 million and no expected debt service obligations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next twelve months, including these capital expenditures.

The following tables set forth a summary of our cash flows for the periods indicated:

	Year Ended
	December 31, 2015	December 31, 2014	September 30, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$20,306	$1,825	$(11,825)
Net cash used in investing activities	(14,361)	(9,383)	(3,305)
Net cash provided by (used in) financing activities	6,121	(2,591)	138,721
Effect of changes in foreign exchange rates on cash and cash equivalents	(155)	(223)	(37)
Net increase (decrease) in cash and cash equivalents	$11,911	$(10,372)	$123,554

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(6,124)	$(2,087)
Net cash used in investing activities	(35,231)	(19)
Net cash used in financing activities	(9,208)	(178)
Effect of changes in foreign exchange rates on cash and cash equivalents	(35)	—
Net increase (decrease) in cash and cash equivalents	$(50,598)	$(2,284)
Net Cash Provided by (Used in) Operating Activities

Our net loss and cash flow from operating activities are significantly influenced by our revenue growth as well as by our investments in headcount and infrastructure to drive and support anticipated future revenue growth. During the year ended December 31, 2014, we generated positive cash flow from operating activities for the first time and substantially increased that amount during the year ended December 31, 2015. Cash flow generated from operating activities during the year ended December 31, 2015 increased $18.5 million compared to the year ended December 31, 2014. This was mainly attributable to the leverage we have experienced in our business model, with revenue growing at a higher rate than our operating expenses. We expect to continue to be cash flow positive from operations in 2016, though cash flow may fluctuate quarter to quarter. Our cash flow from operating activities are affected within a fiscal year by the timing of our client invoicing cycles and subsequent payment receipts, as well as timing of certain expense payments.

Year Ended December 31, 2015

In the year ended December 31, 2015, net cash provided by operating activities was $20.3 million, which was primarily due to the following:

Factor	Impact (in thousands)		Key Drivers
Net loss	ê	$(16,596)	Cash provided by operating activities was partially offset by our net loss.
Share-based compensation	é	14,108	Add-back of non-cash share-based compensation expense.
Deferred revenue	é	8,246	Increase in deferred revenue driven by growth in customers invoiced during the period.
Depreciation and amortization	é	8,628	Add-back of non-cash depreciation and amortization expense.
Accrued expenses and other	é	2,134	Increase in accrued expenses primarily due to the change in bonus periods driven by the change in fiscal year end.
Asset impairment charge	é	1,070	Add-back of non-cash asset impairment charge.
Accounts receivable	é	1,807	Decrease in accounts receivable primarily due to an improvement in days sales outstanding from 48 days during the year ended December 31, 2014 to 27 days during the year ended December 31, 2015.

In the year ended December 31, 2014, $16.4 million, or 66%, of our net loss of $24.9 million consisted of non-cash items, including $7.7 million of depreciation and amortization expense, $8.4 million of share-based compensation expense, and $0.3 million of deferred income taxes. Working capital changes included a $9.8 million increase in deferred revenue and a $2.3 million increase in accounts payable and accrued expenses, partially offset by a $1.8 million decrease in current and other assets. The increase in cash flow in the year ended December 31, 2014 compared to $11.8 million in cash used in operating activities in the year ended September 30, 2013 was primarily driven by higher revenue, deferred revenue and other working capital balances, partially offset by higher personnel-related and other costs to support the growth of our business.

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

Net Cash Used In Investing Activities

Our primary investing activities have consisted of cash used for acquisitions, capitalized software development costs and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect to continue our investment in these areas.

Year Ended December 31, 2015

In the year ended December 31, 2015, net cash used in investing activities was $14.4 million, which was due to the following:

Factor	Impact (in thousands)		Key Drivers
Purchases of property and equipment, including software development	ê	$(13,301)
Cash outflows for purchases of property and equipment to support growth of the business, including the capitalization of costs to develop and improve our software applications. Outflow also driven by leasehold improvements related to the Chicago office, the termination of our outstanding capital lease, and general equipment purchases.

Increase in restricted cash	ê	(1,060)	Cash outflows related to the collateral reserves that secure our Chicago office lease and our purchasing card arrangement.

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

Net Cash Provided by (Used in) Financing Activities

Year Ended December 31, 2015

In the year ended December 31, 2015, net cash provided by financing activities was $6.1 million, which was due to the following:

Factor	Impact (in thousands)		Key Drivers
Proceeds from exercise of options and warrants	é	$6,919	Cash proceeds received from the issuance of common stock upon the exercise of stock options and warrants.
Payments on capital leases	ê	(412)	Cash outflows related to the required payments under our capital lease obligations. We purchased the assets under our capital lease arrangements in June 2015.
Repurchase of common shares	ê	(386)	Cash outflows to satisfy tax withholding obligations related to the payment of restricted stock units (‘‘RSUs’’).

In the year ended December 31, 2014, net cash used by financing activities was $2.6 million, driven by the withholding of shares of common stock with an aggregate value of $4.1 million to satisfy tax withholding obligations related to the payment of RSUs (see Note 14 to the Consolidated Financial Statements), the purchase of Minter Ellison's interest in Textura Australasia, Pty. Ltd. for cash consideration of $1.6 million and $1.0 million related to the payment of notes payable and capital leases. These cash outflows were partially offset by $4.1 million of proceeds from the exercise of stock options and warrants.

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

Contractual Obligations

Operating leases represented our only contractual obligations as of December 31, 2015. Lease obligations include office leases in Chicago, Illinois, West Des Moines, Iowa, Phoenix, Arizona, Bountiful, Utah, Reston, Virginia, and Obninsk, Russia, as well as other office furniture and equipment leases. The following table describes our contractual obligations as of December 31, 2015 (in thousands):

	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Total contractual obligations	$5,318	$735	$884	$610	$3,089

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. In some instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Our management evaluates its estimates and assumptions on an ongoing basis.

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

Activity-driven revenue. Activity-driven revenue is generated as a direct result of project activity on our CPM, Submittal Exchange and Latista solutions. Such revenue includes project fees and/or subscription fees, paid by the owner/developer, general contractor or architect; and usage fees, paid by subcontractors using our CPM solution. We recognize activity-driven revenue when there is evidence that the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of our services has occurred and collection of payment from the project participant is reasonably assured. We recognize subscription fees ratably over the subscription period, which historically has ranged from 6 to 24 months, and we recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise our estimates as necessary. The estimated life of the projects on our solutions historically has ranged from 5 to 32 months, and depends on the construction value of the project and the solution being utilized. The estimated life of the contracts on our CPM solution historically has ranged from 4 to 20 months, and depends on the value of the contract. Changes in project or contract lives of one month could result in an increase or decrease to revenue of as much as $0.4 million over one quarter or $0.1 million over one year, due to the timing differences created.

Organization-driven revenue. Organization-driven revenue is generated when clients subscribe to our GradeBeam and PQM solutions. We recognize organization-driven revenue when there is evidence of a subscription arrangement on our system, the fee is fixed and determinable, delivery of our services has occurred, and collection of payment from the organization is reasonably assured. These fees are recognized ratably over the applicable service period, historically ranging from 6 to 36 months.

Organization-driven revenue also includes revenue from the sale of software licenses and related maintenance and training for our PlanSwift solution. We recognize license revenue upon delivery of the license, we recognize maintenance revenue ratably over the period of the maintenance contract, which is generally one year, and we recognize training revenue when the services are delivered to the client. Revenue generated from the sale of software licenses for our PlanSwift solution accounted for 39%, 40%, 38% and 39% of total organization-driven revenue, respectively, for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013. These revenue sources did not account for 10% or more of consolidated revenues for any of the aforementioned periods.

For multiple-element arrangements that include a perpetual license for which we have not established vendor specific objective evidence (‘‘VSOE’’) and either maintenance or both maintenance and training, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon VSOE of those elements with the residual of the arrangement fee allocated to and recognized as license revenue. For multiple-element arrangements that include a perpetual license for which we have established VSOE and either maintenance or both maintenance and training, we allocate the revenue among the different elements of the arrangement based on each element's relative VSOE. For subscription-based licenses, which include maintenance, we recognize the subscription fees ratably over the subscription periods, which historically have ranged from 1 to 12 months.

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

During the fourth quarter of the year ended December 31, 2015, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. We evaluated various qualitative factors as part of our assessment, including our market capitalization, the health and growth of our business and overall macroeconomic factors. As a result of our assessment, we determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

If management’s estimates of future operating results change, if there are changes in identified reporting units or if there are changes to other significant assumptions, the estimated carrying values of such reporting units and the estimated fair value of goodwill could change significantly, and could result in an impairment charge.

Long-Lived Assets

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

Capitalized Software Development Costs

We incur costs, primarily consisting of employee-related and third-party contractor costs, to develop and maintain our source software and other internally developed software applications. We expense costs incurred during the planning and post-implementation phases of development of our solutions. During the solution development phase, certain costs incurred are capitalized. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives of three years, commencing when the software is ready for its intended use. These capitalized costs are reflected as capitalized software and the amortization is charged to depreciation and amortization in the consolidated statements of operations.

We evaluate the potential impairment of these assets when impairment indicators exist. During the year ended December 31, 2015, we recognized asset impairment charges of $1.1 million related to software development costs, which resulted from our decision to terminate certain technology projects. This charge is included in asset impairment charge in the consolidated statements of operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. However, as of December 31, 2015, a large portion of our cash balance is invested in a highly liquid money market account and, therefore, is not subject to significant interest rate risk.

Foreign Currency Risk

We do not believe that fluctuation in the exchange rates of currencies other than the U.S. dollar has had a material effect on our business, financial condition or results of operations. Approximately 8% of our revenues, predominantly those derived from clients located in Canada, currently are denominated in a currency other than the U.S. dollar. The effect of an immediate 10% adverse change in foreign exchange rates would have resulted in a decrease to revenue of approximately $0.7 million for the year ended December 31, 2015.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Textura Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, redeemable securities and equity (deficit), and cash flows present fairly, in all material respects, the financial position of Textura Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the years ended December 31, 2015, December 31, 2014 and September 30, 2013 and the three months ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 4, 2016

Textura Corporation
Consolidated Balance Sheets
(dollars and shares in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$78,669	$66,758
Accounts receivable, net of allowance of $193 and $254 at December 31, 2015 and 2014, respectively	6,425	8,274
Prepaid expenses and other current assets	1,225	1,163
Total current assets	86,319	76,195
Property and equipment, net	34,214	26,103
Restricted cash	2,839	1,780
Goodwill	52,848	52,848
Intangible assets, net	7,965	12,132
Other assets	157	226
Total assets	$184,342	$169,284

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,701	$1,699
Accrued expenses	11,378	9,874
Deferred revenue, short-term	40,089	31,923
Leases payable, short-term	—	412
Total current liabilities	54,168	43,908
Deferred revenue, long-term	3,724	3,660
Other long-term liabilities	2,040	1,028
Total liabilities	59,932	48,596
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $.001 par value; 90,000 shares authorized; 26,861 and 26,247 shares issued and 26,190 and 25,588 shares outstanding at December 31, 2015 and 2014, respectively	26	26
Additional paid in capital	361,370	340,344
Treasury stock, at cost; 671 and 659 shares at December 31, 2015 and 2014, respectively	(10,309)	(9,923)
Accumulated other comprehensive loss	(662)	(340)
Accumulated deficit	(226,015)	(209,419)
Total Textura Corporation stockholders’ equity	124,410	120,688
Total liabilities and stockholders’ equity	$184,342	$169,284

The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Operations
(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013
Revenues	$86,729	$62,968	$12,003	$35,534
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	15,254	12,851	2,742	11,754
General and administrative	36,661	25,249	5,378	23,479
Sales and marketing	21,013	20,518	4,264	12,707
Technology and development	20,404	21,031	5,667	18,148
Depreciation and amortization	8,628	7,741	1,560	4,525
Asset impairment	1,070	—	—	—
Total operating expenses	103,030	87,390	19,611	70,613
Loss from operations	(16,301)	(24,422)	(7,608)	(35,079)
Other income (expense), net
Interest income and other expense, net	43	70	26	28
Interest expense	(31)	(133)	(120)	(4,717)
Change in fair value of conversion option liability	—	—	—	440
Total other income (expense), net	12	(63)	(94)	(4,249)
Loss before income taxes	(16,289)	(24,485)	(7,702)	(39,328)
Income tax provision (benefit)	307	370	(1,026)	294
Net loss	(16,596)	(24,855)	(6,676)	(39,622)
Less: Net loss attributable to non-controlling interests	—	(169)	(79)	(2,738)
Net loss attributable to Textura Corporation	(16,596)	(24,686)	(6,597)	(36,884)
Accretion of redeemable Series A-1 preferred stock	—	—	—	3,549
Accretion of redeemable non‑controlling interest	—	199	70	325
Dividends on Series A-2 preferred stock	—	—	—	335
Beneficial conversion of Series A-2 preferred stock	—	—	—	7,161
Net loss attributable to Textura Corporation common stockholders	$(16,596)	$(24,885)	$(6,667)	$(48,254)
Net loss per share attributable to Textura Corporation common stockholders, basic and diluted	$(0.64)	$(0.99)	$(0.27)	$(3.58)
Weighted-average number of common shares outstanding, basic and diluted	25,860	25,184	24,679	13,492
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013
Net loss	$(16,596)	$(24,855)	$(6,676)	$(39,622)
Other comprehensive loss:
Foreign currency translation loss	(322)	(298)	(35)	(41)
Comprehensive loss	(16,918)	(25,153)	(6,711)	(39,663)
Less: Comprehensive loss attributable to non-controlling interests	—	(176)	(88)	(2,756)
Comprehensive loss attributable to Textura Corporation	$(16,918)	$(24,977)	$(6,623)	$(36,907)
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Redeemable Securities and Equity (Deficit)
(dollars and shares in thousands)

	Redeemable Series A-1 Preferred Stock		Redeemable Common Stock		Redeemable Non-Controlling Interest	Series A-2 Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balances at September 30, 2012	1,015	$43,135	—	$—	$—	805	$1	8,570	$9	$95,389	$(5,231)	$—	$(141,252)	$(51,084)	$9,682	$(41,402)
Share‑based compensation	—	—	—	—	—	—	—	—	—	12,628	—	—	—	12,628	—	12,628
Investment in Textura Australasia, Pty Ltd	—	—	—	—	407	—	—	—	—	—	—	—	—	—	—	—
Acquisition of PlanSwift	—	—	539	7,898	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of Series A-2 preferred stock warrants	—	—	—	—	—	59	—	—	—	412	—	—	—	412	—	412
Redeemable Series A‑1 preferred stock accretion	—	3,549	—	—	—	—	—	—	—	(3,549)	—	—	—	(3,549)	—	(3,549)
Issuance of common stock in connection with IPO, net of offering costs of $8,541	—	—	—	—	—	—	—	5,750	6	77,703	—	—	—	77,709	—	77,709
Conversion of convertible debentures into common stock	—	—	—	—	—	—	—	1,269	1	19,034	—	—	—	19,035	—	19,035
Conversion of convertible A-1 and A-2 preferred stock into common stock upon IPO	(1,015)	(46,684)	—	—	—	(864)	(1)	5,748	6	46,684	—	—	—	46,689	—	46,689
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	—	—	—	—	—	—	—	963	1	7,282	—	—	—	7,283	(7,283)	—
Reclassification of redeemable common stock upon IPO	—	—	(539)	(7,898)	—	—	—	539	—	7,898	—	—	—	7,898	—	7,898
Fair value of warrants reclassified to equity upon IPO	—	—	—	—	—	—	—	—	—	435	—	—	—	435	—	435
Repurchase of common shares at cost	—	—	—	—	—	—	—	(40)	—	—	(600)	—	—	(600)	—	(600)
Issuance of common stock in connection with the follow-on offering, net of offering costs of $4,327	—	—	—	—	—	—	—	1,687	2	59,777	—	—	—	59,779	—	59,779
Proceeds from exercise of stock options and warrants to purchase common stock	—	—	—	—	—	—	—	143	—	1,815	—	—	—	1,815	—	1,815
Issuance of warrant to purchase 7,500 shares of common stock	—	—	—	—	—	—	—	—	—	202	—	—	—	202	—	202
Net loss	—	—	—	—	(341)	—	—	—	—	—	—	—	(36,884)	(36,884)	(2,399)	(39,283)
Other comprehensive loss	—	—	—	—	(18)	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Redeemable non‑controlling interest accretion	—	—	—	—	325	—	—	—	—	(323)	—	—	—	(323)	—	(323)

Balance at September 30, 2013	—	—	—	—	373	—	—	24,629	25	325,387	(5,831)	(23)	(178,136)	141,422	—	141,422
Share-based compensation	—	—	—	—	—	—	—	—	—	1,583	—	—	—	1,583	—	1,583
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	123	—	1,648	—	—	—	1,648	—	1,648
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	33	—	525	—	—	—	525	—	525
Net loss	—	—	—	—	(79)	—	—	—	—	—	—	—	(6,597)	(6,597)	—	(6,597)
Foreign currency translation	—	—	—	—	(9)	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Redeemable non-controlling interest accretion	—	—	—	—	70	—	—	—	—	(70)	—	—	—	(70)	—	(70)
Balances at December 31, 2013	—	—	—	—	355	—	—	24,785	25	329,073	(5,831)	(49)	(184,733)	138,485	—	138,485
Share-based compensation	—	—	—	—	—	—	—	—	—	8,375	—	—	—	8,375	—	8,375
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	281	—	3,690	—	—	—	3,690	—	3,690
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	39	—	590	—	—	—	590	—	590
Issuance of common stock in connection with vesting of RSUs	—	—	—	—	—	—	—	480	1	—	—	—	—	1	—	1
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	—	—	—	—	—	3	—	—	67	—	—	67	—	67
Net Loss	—	—	—	—	(169)	—	—	—	—	—	—	—	(24,686)	(24,686)	—	(24,686)
Foreign currency translation	—	—	—	—	(7)	—	—	—	—	—	—	(291)	—	(291)	—	(291)
Redeemable non-controlling interest accretion	—	—	—	—	199	—	—	—	—	(199)	—	—	—	(199)	—	(199)
Redemption of non-controlling interest	—	—	—	—	(378)	—	—	—	—	(1,185)	—	—	—	(1,185)	—	(1,185)
Repurchase of common stock at cost	—	—	—	—	—	—	—	—	—	—	(4,159)	—	—	(4,159)	—	(4,159)
Balances at December 31, 2014	—	—	—	—	—	—	—	25,588	26	340,344	(9,923)	(340)	(209,419)	120,688	—	120,688
Share‑based compensation	—	—	—	—	—	—	—	—	—	14,108	—	—	—	14,108	—	14,108
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	524	—	6,786	—	—	—	6,786	—	6,786
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	9	—	132	—	—	—	132	—	132
Issuance of common shares in connection with vesting of RSUs	—	—	—	—	—	—	—	63	—	—	—	—	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan	—	—	—	—	—	—	—	6	—	—	121	—	—	121	—	121
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,596)	(16,596)	—	(16,596)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(322)	—	(322)	—	(322)
Repurchase of common shares at cost	—	—	—	—	—	—	—	—	—	—	(507)	—	—	(507)	—	(507)

Balances at December 31, 2015	—	$—	—	$—	$—	—	$—	26,190	$26	$361,370	$(10,309)	$(662)	$(226,015)	$124,410	$—	$124,410
The accompanying notes are an integral part of these consolidated financial statements.

Textura Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013
Cash flows from operating activities
Net loss	$(16,596)	$(24,855)	$(6,676)	$(39,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,628	7,741	1,560	4,525
Asset impairment charge	1,070	—	—	—
Deferred income taxes	320	320	(1,026)	294
Non-cash interest expense (income)	—	(1)	62	3,642
Change in fair value of conversion option liability	—	—	—	(440)
Share-based compensation	14,108	8,375	1,583	12,628
Issuance of warrants for referral fees	—	—	—	202
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,807	(2,680)	(1,107)	(1,972)
Prepaid expenses and other assets	(223)	808	(594)	(807)
Deferred revenue, including long-term portion	8,246	9,762	1,789	7,240
Accounts payable	812	418	(278)	26
Accrued expenses and other	2,134	1,937	(1,437)	2,459
Net cash provided by (used in) operating activities	20,306	1,825	(6,124)	(11,825)
Cash flows from investing activities
Decrease (increase) in restricted cash	(1,060)	(1,250)	1,000	(530)
Purchases of property and equipment, including software development costs	(13,301)	(8,133)	(1,351)	(1,786)
Acquisitions of businesses, net of cash acquired	—	—	(34,880)	(989)
Net cash used in investing activities	(14,361)	(9,383)	(35,231)	(3,305)
Cash flows from financing activities
Partner’s investment in joint venture	—	—	—	407
Principal payments on loan payable	—	(246)	(10,223)	(502)
Payments on capital leases	(412)	(825)	(190)	(238)
Proceeds from debt issuances	—	—	64	6,930
Repayments of debt	—	—	—	(7,964)
Proceeds from exercise of options and warrants	6,919	4,135	2,173	2,226
Buyout of non-controlling interest	—	(1,563)	—	—
Deferred financing costs	—	—	(1,032)	(151)
Proceeds from issuance of common stock in IPO and follow-on offering, net of underwriting discounts and commissions and other offering costs	—	—	—	138,613
Net repurchase of common shares	(386)	(4,092)	—	(600)
Net cash provided by (used in) financing activities	6,121	(2,591)	(9,208)	138,721
Effect of changes in foreign exchange rates on cash and cash equivalents	(155)	(223)	(35)	(37)
Net increase (decrease) in cash and cash equivalents	11,911	(10,372)	(50,598)	123,554
Cash and cash equivalents
Beginning of period	66,758	77,130	127,728	4,174
End of period	$78,669	$66,758	$77,130	$127,728
Supplemental cash flow data:
Cash paid for interest	$31	$133	$56	$947
Non-cash investing and financing activities:
Property and equipment expenditures included in accounts payable and accrued expenses as of period end	$250	$96	$432	$213
Issuance of common shares in connection with option exercises for which the Company has not yet received the cash	$—	$145	$—	$—
Accretion of redeemable Series A-1 preferred stock	$—	$—	$—	$3,549
Accretion of redeemable non‑controlling interest	$—	$199	$70	$325
Assets acquired under capital lease	$—	$—	$—	$1,676
Accrued offering costs	$—	$—	$—	$2,002
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$—	$—	$—	$46,684
Conversion of convertible notes into common stock upon IPO	$—	$—	$—	$16,784
Conversion of Submittal Exchange Holdings Class A preferred units into common stock upon IPO	$—	$—	$—	$7,282
Reclassification of redeemable common stock upon IPO	$—	$—	$—	$7,898
Fair value of warrants reclassified to equity upon IPO	$—	$—	$—	$435
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

We are subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of our solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. We have incurred significant losses and continue to devote the majority of our resources to the growth of our business. We had an accumulated deficit of $226.0 million as of December 31, 2015.

To date, our activities have been financed primarily through the issuance of debentures, commercial debt, and the sale of equity securities. On June 12, 2013, we completed an initial public offering (the ‘‘IPO’’), in connection with which it issued 5.8 million shares of common stock for proceeds of $80.2 million, net of underwriting discounts and commissions of $6.0 million, but before other offering costs of $2.5 million. On September 25, 2013, we completed a follow on public offering, in connection with which it issued 1.7 million shares of common stock and received proceeds of $61.2 million, net of underwriting discounts and commissions of $2.9 million, but before other offering costs of $1.4 million. See Note 18 for further details.

On May 1, 2014, our Board of Directors approved a change in fiscal year end from September 30 to December 31. The decision to change the fiscal year end to coincide with the calendar year end was intended to improve comparability with industry peers and better align our reporting and planning cycle with the construction industry. This change was effective for the fiscal year ended December 31, 2014.

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

On November 7, 2011, we obtained a controlling interest in Submittal Exchange Holdings, LLC (“Submittal Exchange Holdings”), which acquired Submittal Exchange, LLC (“Submittal Exchange”) (see Note 3). We initially controlled Submittal Exchange Holdings through its ownership of 100% of the voting class of units and its entitlement to make all decisions affecting Submittal Exchange Holdings with the exception of limited decision‑making rights of the non-controlling interest holders that are protective in nature. The former shareholders of Submittal Exchange received Class A preferred units of Submittal Exchange Holdings, which are reflected as non-controlling interest in the consolidated financial statements. The Class A preferred units were automatically convertible into Textura common shares on a 1:2 basis upon an initial public offering of Textura, at which time the non-controlling interest was eliminated. Upon completion of the IPO, the Class A preferred units converted into shares of our common stock and there is no longer a non-controlling interest in Submittal Exchange Holdings.

In October 2012, we and Minter Ellison, a law firm in Australia, formed a joint venture, Textura Australasia, Pty. Ltd. (the “Joint Venture”), to offer our construction collaboration software solutions to the Australia and New Zealand markets. Both parties had contributed cash of $0.4 million, denominated in Australian dollars, for their respective 50% interests in the Joint Venture, and both parties had loaned the Joint Venture $0.1 million, denominated in Australian dollars, to fund its ongoing operations. We had consolidated the financial results of the Joint Venture because we had determined that the Joint Venture was a variable interest entity and that we were the primary beneficiary. We were the primary beneficiary of the Joint Venture due to its controlling financial interest through its authority with regard to hiring key employees and decision making of its central operations. Due to certain redemption provisions in the Joint Venture agreement, we had reflected Minter Ellison’s financial interest as redeemable non-controlling interest in the consolidated balance sheet at its redemption value.

Textura Corporation
Notes to Consolidated Financial Statements

On June 30, 2014, we purchased Minter Ellison's interest in the Joint Venture for cash consideration of $1.7 million, including an equity buyout of $1.6 million, repayment of Minter Ellison's loan of $0.1 million to the Joint Venture, denominated in Australian dollars, and the payment of all outstanding payables owed by the Joint Venture to Minter Ellison, resulting in our 100% ownership of Textura Australasia, Pty. Ltd. The equity buyout and the payoff of the Minter Ellison loan were accounted for as financing activities in the cash flow statement and reflected within additional paid-in capital in the consolidated balance sheet. The payment of outstanding payables owed to Minter Ellison was reflected within operating activities in the cash flow statement.

On March 28, 2013, our Board of Directors declared a two-for-one stock split of our common stock in the form of a stock dividend and approved an amendment to our certificate of incorporation to increase the number of authorized shares of its common stock from 20 million to 90 million. All numbers of shares and per share amounts in these consolidated financial statements have been adjusted to reflect the two-for-one stock split on a retroactive basis. Stockholders’ equity reflects the stock split by reclassifying from ‘‘Additional paid-in capital’’ to ‘‘Common stock’’ an amount equal to the par value of the additional shares arising from the split. The stock split was effective on May 20, 2013.

On June 12, 2013, we completed the IPO of 5.8 million shares of common stock, including 0.8 million shares sold pursuant to the underwriters' option to purchase additional shares, at an offering price of $15.00 per share. We received proceeds from the IPO of $80.2 million, net of underwriting discounts and commissions of $6.0 million, but before other offering costs of $2.5 million. All outstanding shares of our Series A-1 and Series A-2 preferred stock, including accrued dividends, the Submittal Exchange Holdings LLC Class A preferred units and the outstanding convertible debentures, including both principal and accrued paid-in-kind interest, were automatically converted to shares of common stock in connection with the IPO (see Note 18 for further details).

On September 25, 2013, we completed a follow on public offering of 1.7 million shares of common stock, including 0.7 million shares sold pursuant to the underwriters' option to purchase additional shares, at an offering price of $38.00 per share. We received proceeds from the offering of $61.2 million, net of underwriting discounts and commissions of $2.9 million, but before other offering costs of $1.4 million (see Note 18).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. Actual results could differ from those estimates. Significant estimates are involved in our revenue recognition, depreciation, amortization and assumptions for share-based payments.

Cash and Cash Equivalents

We consider all unrestricted highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

We are required to maintain compensating cash balances with two financial institutions. These cash balances are set aside per provisions of contracts with these institutions and cannot be used in the daily operations of the business.

Revenue Recognition

For our CPM, Submittal Exchange and Latista solutions, we earn revenue from owners/developers, general contractors and architects in the form of subscription fees and project fees; and from subcontractors using our CPM solution in the form of usage fees. For our EPP solution, we receive a technology fee to support the third-party funding activity on our CPM solution. For our GradeBeam and PQM solutions, we earn revenue in the form of subscription fees. Our arrangements do not contain general rights of return and do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service contracts.

Textura Corporation
Notes to Consolidated Financial Statements

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

We recognize revenue when there is evidence that an agreement exists with the customer and the customer has begun deriving benefit from use of the solution, the fee is fixed and determinable, delivery of services has occurred, and collection of payment from the project participant is reasonably assured. We recognize project fees and usage fees ratably over the average estimated life of the project and contract, respectively, and recognize subscription fees over the subscription period. The average estimated life of the project and contract is estimated by management based on periodic review and analysis of historical data. The applicable estimated life is based on the project or contract value falling within certain predetermined ranges, as well as the solution on which the project is being managed. We perform periodic reviews of actual project and contract data and revise estimates as necessary. During the year ended December 31, 2015, estimated project life durations ranged from 6 to 30 months, and estimated contract life durations ranged from 4 to 18 months. During the year ended December 31, 2015, subscription periods typically ranged from 6 to 12 months. We recognize technology fees once the fees are contractually due to us, which is upon the completion of the financing of each transaction.

For our PlanSwift solution, we earn revenue from the sale of software licenses and related maintenance and training. License revenue is recognized upon delivery of the license, maintenance revenue is recognized ratably over the period of the maintenance contract, which is generally one year, and training revenue is recognized when the services are delivered to the client. For multiple-element arrangements that include a perpetual license for which we have not established vendor-specific objective evidence of fair value (“VSOE”) and either maintenance or both maintenance and training, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon VSOE of those elements with the residual of the arrangement fee allocated to and recognized as license revenue. For multiple-element arrangements that include a perpetual license for which we have established VSOE and either maintenance or both maintenance and training, we allocate the revenue among the different elements of the arrangement based on each element's relative VSOE. For subscription‑based licenses, which include maintenance, we recognize the subscription fees ratably over the subscription periods. During the year ended December 31, 2015, PlanSwift subscription periods typically ranged from 1 to 12 months.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts for amounts due from customers that we do not expect to collect. We monitor our accounts receivable and update the allowance for doubtful accounts when we become aware of changes in collectability. We estimate the allowance based on historical write-offs and recoveries, as well as aging trends. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses.

Concentrations of Credit Risk

Textura Corporation
Notes to Consolidated Financial Statements

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. Our cash and cash equivalents are deposited in cash accounts with several financial institutions and, at times, the balances may exceed federally insured limits. We have not experienced any losses in such accounts.

For the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, no single customer accounted for 10% or more of consolidated revenue. No single customer accounted for 10% or more of the accounts receivable balance at December 31, 2015 and 2014.

Valuation and Qualifying Accounts

	Balance at beginning of period	Additions / Charges	Deductions (1)	Balance at end of period
	(in thousands)
Year ended September 30, 2013
Valuation allowance for doubtful accounts	$59	$89	$—	$148
Income tax valuation allowance	$35,170	$13,979	$72	$49,221

Three months ended December 31, 2013
Valuation allowance for doubtful accounts	$148	$—	$—	$148
Income tax valuation allowance	$49,221	$2,637	$(1,083)	$50,775

Year ended December 31, 2014
Valuation allowance for doubtful accounts	$148	$106	$—	$254
Income tax valuation allowance	$50,775	$9,226	$4	$60,005

Year ended December 31, 2015
Valuation allowance for doubtful accounts	$254	$—	$(61)	$193
Income tax valuation allowance	$60,005	$5,813	$—	$65,818
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

We incur costs, primarily consisting of employee-related and third-party contractor costs, to develop and maintain our source software and other internally developed software applications. We expense costs incurred during the planning and post-implementation phases of development of our solutions. During the solution development phase, costs incurred are capitalized. Capitalized software development costs are amortized using the straight-line method over their estimated useful lives of three years, commencing when the software is ready for its intended use. These capitalized costs are reflected as capitalized software and the amortization is charged to depreciation and amortization in the consolidated statements of operations. We capitalized software development costs of $6.4 million, $6.0 million, $0.4 million and $0.7 million, respectively, for the years ended December 31, 2015 and 2014, three months ended December 31, 2013 and year ended September 30, 2013.

Textura Corporation
Notes to Consolidated Financial Statements

Capital Leases

Leased property and equipment meeting capital lease criteria are capitalized and included within property, plant and equipment on our consolidated balance sheets. Obligations under capital leases are accounted for as current and non-current liabilities and are included within short-term and long-term lease payable on our consolidated balance sheets. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. Goodwill is not amortized and is subject to impairment testing at least annually, typically with the option to perform either a qualitative or quantitative assessment. However, if it is determined after a qualitative assessment that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, a quantitative assessment is required. Goodwill is measured for impairment on an annual basis, or in interim periods, if indicators of potential impairment exist. We test goodwill for impairment at a single reporting unit level and have not reported any goodwill impairments to date.

We evaluated both qualitative and quantitative characteristics in determining our reporting units and determined that we have one reporting unit. Our management team reviews historical profit and loss information and metrics on a consolidated basis. In addition, the majority of the components utilize a common distribution platform that enables sharing of resources and development across solutions. We also believe that goodwill is recoverable from the overall operations given the economies of scale and leveraging capabilities of the various components.

We conduct our annual test for goodwill impairment as of November 1. As of November 1, 2015, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of goodwill was less than its carrying amount. After consideration of market capitalization, the health and growth of the business and overall macroeconomic factors, we determined that it was more likely than not that the fair value of goodwill exceeded its carrying amount and further analysis was not necessary.

Intangible Assets

Our identifiable intangible assets consist of developed product technologies, customer relationships, trademarks and covenants not to compete. These assets have been acquired through acquisitions and were initially recorded at fair value. Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method.
The estimated useful lives of the assets are as follows:

Developed product technology	3 years
Customer relationships	5	-	10 years
Trademarks	3	-	5 years
Covenants not to compete	2	-	4 years
We generally employ the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product/service life cycles, economic barriers to entry and the discount rate applied to the cash flows.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including property and equipment, software and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant under performance relative to historical or projected future results, significant negative changes in the manner of use of the acquired assets in our business, or material

Textura Corporation
Notes to Consolidated Financial Statements

negative changes in relationships with significant customers. Recoverability is measured by a comparison of the carrying value to the future undiscounted net cash flows associated with the asset or asset group. If the carrying value exceeds the undiscounted cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the fair value of the asset or asset group.

Segment Reporting

We have one operating segment, providing on-demand business collaboration software solutions to the commercial construction industry. Our chief operating decision maker, the Chief Executive Officer, manages our operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources.

Our revenues are principally generated in the United States, which accounted for approximately 92%, 90%, 88% and 90%, respectively, of consolidated revenues for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013, and the year ended September 30, 2013, with the remainder primarily generated from customers located in Canada. Our assets are principally located in the United States.

We classify revenue into activity-driven revenue and organization-driven revenue. Activity-driven revenue is generated as a direct result of project activity on the CPM, Submittal Exchange and Latista solutions. Organization-driven revenue is generated when clients subscribe to the GradeBeam and PQM solutions. These fees are dependent on a number of characteristics of the organization, which may include size, complexity, type, or number of users. Organization-driven revenue also includes revenue from the sale of software licenses and related maintenance and training for the PlanSwift solution.

The breakdown of revenue between activity-driven and organization driven is as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013
	(in thousands)
Activity-driven revenue	$70,022	$49,393	$9,372	$28,134
Organization-driven revenue	16,707	13,575	2,631	7,400
Total revenue	$86,729	$62,968	$12,003	$35,534
Share‑Based Compensation

We recognize share-based compensation on stock option and restricted stock unit grants to employees and directors in the consolidated statements of operations based on their grant date fair values. The grant date fair values of our equity awards are amortized over the awards’ vesting periods on a straight-line basis. We had not recognized any share-based compensation expense related to the restricted stock units granted under the 2008 Plan prior to the completion of our IPO on June 12, 2013. In connection with the IPO, all outstanding restricted stock units were terminated in accordance with their terms and became payable one year following the IPO, and we recorded share-based compensation expense equal to the fair value of the restricted stock units as of the IPO date. In addition, we have certain share-based arrangements with non-employees, which are remeasured at fair value on a quarterly basis and recorded as expense over the vesting period. See Note 14 for further details.

Income Taxes

We account for income taxes using an asset and liability approach, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

Textura Corporation
Notes to Consolidated Financial Statements

Convertible Debentures

In 2011, we issued convertible debentures with detachable warrants to purchase common stock. We evaluated features of the convertible debentures to determine whether embedded derivatives must be bifurcated and accounted for separately. Separately accounted for derivative financial instruments were recorded at fair value as of the issuance date of the convertible debentures, as a debt discount, and remeasured to fair value as of each subsequent balance sheet date. We determined the fair value of the debt using a discounted cash flow analysis based on the stated interest rate of the debt and scheduled principal payments, applying our incremental borrowing rate as the discount factor and the fair value of the detachable warrants using the Black-Scholes method. Proceeds remaining after recording any derivative financial instruments were allocated to the convertible debentures and the detachable warrants based on their relative fair values at the time of issuance. The unamortized debt discounts arising from separately‑accounted for derivative financial instruments and the allocation of proceeds to the detachable warrants were being amortized to interest expense from the issuance date through the various maturity dates of the convertible debentures.

A beneficial conversion feature exists if, at the issuance date, the accounting conversion price of the convertible debenture is less than the fair value of the common stock into which it is convertible. We calculate the amount of any beneficial conversion feature as the difference between the fair value of common stock at the issuance date and the accounting conversion price, multiplied by the number of common shares the investor can receive under the terms of the agreement. The beneficial conversion feature was recorded as a reduction to the convertible debentures' net carrying value and was being amortized over the period from the date of issuance to the maturity date of the convertible debentures.

Debt Issuance Costs

We incurred bank fees and loan filing costs and issued warrants in connection with loan origination or related amendments. These debt issuance costs are recorded in other assets and amortized to interest expense over the term of the related debt.
Accretion of Redeemable Series A-1 Preferred Stock

Prior to its conversion to common stock in connection with the IPO, our redeemable Series A-1 preferred stock was redeemable at the election of the majority of the preferred stock holders beginning in October 2014. To the extent that redemption was requested, the holders would have received the greater of the fair value of the preferred stock at the time of redemption plus cumulative unpaid dividends, regardless if declared or undeclared, or the original issuance price plus cumulative unpaid dividends. We accreted the carrying value of the redeemable Series A-1 preferred stock to the redemption value each reporting period through a decrease or increase to additional paid-in capital. Upon completion of an initial public offering, the redeemable Series A-1 preferred stock would automatically convert to common shares at a fixed conversion rate of 1:2.84 and we would not record any further accretion. Upon completion of the IPO, the outstanding shares of our Series A-1 and A-2 preferred stock automatically converted into shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of additional shares of common stock through an adjustment to the conversion rate.

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

Textura Corporation
Notes to Consolidated Financial Statements

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, and accrued expenses approximate fair value because of their short maturities. As of December 31, 2015 and December 31, 2014, the full cash and cash equivalent balances of $78.7 million and $66.8 million were considered to be Level 1 inputs.

In January and February 2013, in connection with a private placement of $6.8 million of unsecured notes, we issued detachable warrants to purchase an aggregate of approximately 86,000 shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock were offered in an IPO (see Note 10). We recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the notes and as a long-term liability since the exercise price was not fixed. In connection with the IPO, which fixed the exercise price, the fair value of the warrants of $0.4 million was reclassified from other long-term liabilities to additional paid-in capital on the consolidated balance sheet.

Foreign Currency Transactions

Our reporting currency is the United States Dollar. Asset and liability balances denominated in a foreign currency are remeasured to U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the period. Foreign currency translation differences have not been material to date and have been included in the statement of operations as incurred through the quarter ended March 31, 2013. Beginning in the quarter ended June 30, 2013, we record foreign currency translation differences in accumulated other comprehensive income (loss).

Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net income (loss) plus other comprehensive income (loss), which is comprised of foreign currency translation adjustments. Comprehensive loss was $16.9 million, $25.0 million, $6.6 million and $36.9 million for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013, and the year ended September 30, 2013. The amount attributable to the non-controlling interest was $0.2 million, $0.1 million and $2.8 million for the year ended December 31, 2014, the three months ended December 31, 2013, and the year ended September 30, 2013. We purchased our joint venture partner's interest in Textura Australasia, Pty. Ltd. in June 2014, eliminating the future non-controlling interest impact to our comprehensive income (loss).

Net Loss Per Share

Basic net loss per share attributable to our common stockholders is calculated by dividing the net loss attributable to our common stockholders by the weighted-average number of common shares outstanding, less any treasury shares, during the period.

Prior to the completion of the IPO, in calculating net loss attributable to common stockholders, cumulative undeclared preferred stock dividends on the Series A-2 preferred stock and accretion to the redemption value of the redeemable Series A-1 preferred stock and redeemable non-controlling interest were deducted from net loss attributable to our stockholders. Although the redeemable Series A-1 preferred stock, Series A-2 preferred stock, and non-controlling interest were participating securities, there was no allocation of our net losses to these participating securities under the two-class method because they were not contractually required to share in our losses. Subsequent to the IPO, which resulted in the automatic conversion of the outstanding preferred stock into common stock, we only deduct the redeemable non-controlling interest accretion from net loss attributable to our stockholders.

Textura Corporation
Notes to Consolidated Financial Statements

The following outstanding securities were excluded from the computation of diluted net loss per share attributable to our common stockholders as their inclusion would have been anti-dilutive:

	As of December 31,			As of September 30,
	2015	2014	2013	2013
	(in thousands)
Outstanding Restricted stock units	363	190	719	709
Outstanding stock options	3,040	3,499	3,747	3,302
Outstanding common warrants	1,214	1,248	1,287	1,320
Outstanding employee stock purchase plan units	3	3	—	0
Total excluded securities	4,620	4,940	5,753	5,331
Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (‘‘ASU 2014-09’’). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The provisions for ASU 2014-09 must be applied to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (‘‘ASU 2014-15’’). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions for ASU 2014-15 must be applied for annual reporting periods beginning after December 15, 2016, and for annual and interim periods thereafter. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 clarifies the accounting for cloud computing arrangements, as no specific guidance existed prior to this newly issued standard. The provisions for ASU 2015-05 are effective for us beginning January 1, 2016. We do not expect the adoption of ASU 2015-05 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), to simplify the current guidance in ASC Topic 740, “Income Taxes”. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current. The provisions for ASU 2015-17 must be applied to annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We early-adopted ASU 2015-17 on a prospective basis as of December 31, 2015, which did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The provisions of ASU 2016-02 are effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018, and are required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

Textura Corporation
Notes to Consolidated Financial Statements

3. Acquisitions
On January 31, 2013, we acquired certain assets and assumed certain liabilities of PlanSwift, LLC (‘‘PlanSwift’’). PlanSwift is a developer and distributor of software with take-off and estimating capabilities for use in the construction industry. The PlanSwift solutions expanded our suite of solutions, especially in the bid estimation process. A summary of the purchase price for the acquisition is as follows:

Amount
(in thousands)
Cash consideration	$989
Notes payable to PlanSwift	1,214
Issuance of 539 shares of redeemable common stock	7,898
$10,101
The total purchase price has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$4,570
Goodwill	5,988
Deferred revenue	(485)
Other current assets (liabilities), net	28
Net assets acquired	$10,101

We believe the goodwill reflects its expectations related to economies of scale and leveraging of the PlanSwift solution with existing and future solution offerings. Goodwill is deductible for tax purposes. Identifiable intangible assets consist primarily of technology and customer relationships, which are being amortized over a period of three and five years, respectively.

The purchase price was subject to a customary post-closing working capital adjustment payable in cash, and approximately 81,000 of the shares of common stock issued at the closing were subject to an escrow arrangement for a period of 18 months after the closing for purposes of indemnification claims by us against PlanSwift under the acquisition agreement. The notes were payable in two equal installments on June 28, 2013 and December 31, 2013 or upon completion of an initial public offering. The payment of these notes of $1.3 million, including $0.1 million of imputed interest, was accelerated upon the completion of the IPO.

In August 2013, August 2014 and August 2015, PlanSwift (or the unitholders of PlanSwift, if the shares were distributed to them) had the right to require us to redeem, on each such date, up to one-third of the shares of common stock issued to PlanSwift in exchange for a non-interest bearing note payable if we did not complete a qualifying initial public offering by such date. Due to this redemption feature, the fair value of the common shares issued to PlanSwift on the acquisition date was initially classified outside of stockholders’ deficit, but it was reclassified to stockholders’ equity as a result of the completion of the IPO and termination of the redemption right.

Within ten business days following the completion of the IPO, one unitholder of PlanSwift had the right to require the Company to repurchase up to $1.5 million of common stock of the Company, based upon the IPO price, that was issued in connection with the acquisition. In June 2013, the unitholder exercised his right to redeem approximately 40,000 shares for a total of $0.6 million at the IPO price of $15.00, which was recorded as treasury stock.

Revenue of $4.2 million related to the PlanSwift acquisition is included in our results of operations from January 31, 2013 for the year ended September 30, 2013. We have not disclosed net income or loss included in our financial results or pro-forma information related to the PlanSwift acquisition because this information cannot be prepared without unreasonable effort.

On December 2, 2013, we acquired all of the issued and outstanding shares of Latista Technologies, Inc. ("Latista"). Latista is a leading provider of mobile-enabled, cloud-based field management solutions in the industry. The Latista solution expanded our suite of solutions, especially in the field management process. In addition, we formed Textura Vostok, a Russian entity, and hired personnel previously employed by a Russian affiliate of Latista. The aggregate purchase price of $34.9 million was paid in cash.

Textura Corporation
Notes to Consolidated Financial Statements

The total purchase price has been allocated as follows:

Amount
(in thousands)
Identifiable intangible assets	$8,700
Goodwill	28,911
Deferred revenue	(2,151)
Other current assets (liabilities), net	(585)
Net assets acquired	$34,875

Other current assets (liabilities), net in the table above include Latista-related net deferred tax liabilities of $1.1 million. The deferred tax assets and liabilities primarily relate to timing differences in the amortization of intangible assets and net operating losses. As a result of the nature of the net deferred tax liabilities, we reduced the valuation allowance on our deferred tax assets and recognized a tax benefit of $1.1 million in our statement of operations during the three months ended December 31, 2013. Due to our full valuation position, deferred tax assets and liabilities were not recorded.

As the acquisition of Latista occurred in the quarter ended December 31, 2013, its results have been included in the consolidated statement of operations beginning in the three months ended December 31, 2013. The Latista acquisition, including Textura Vostok, contributed net revenue of $0.2 million for the three months ended December 31, 2013. The impact of Latista, including Textura Vostok, included in the consolidated results was a net loss of $0.5 million and net loss per share of $0.02 for the three months ended December, 2013.

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

We believe the goodwill reflects our expectations related to economies of scale and leveraging of the Latista solution with existing and future solution offerings. Goodwill is not deductible for tax purposes. Identifiable intangible assets consist of trademarks, technology and customer relationships, which are being amortized over a period of three, three and ten years, respectively.

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	As of December 31,
	2015	2014
	(in thousands)
Land	$4,276	$4,276
Computer equipment	6,621	4,566
Furniture and fixtures	3,443	2,750
Leasehold improvements	2,214	124
Building	16,137	16,527
Capitalized software	15,706	11,968
Property and equipment, gross	48,397	40,211
Less: Accumulated depreciation and amortization	(14,183)	(14,108)
Property and equipment, net	$34,214	$26,103

Textura Corporation
Notes to Consolidated Financial Statements

Depreciation expense related to property and equipment was $3.2 million, $2.4 million, $0.6 million and $1.6 million, respectively, for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013. Amortization expense related to capitalized software was approximately $1.3 million and $0.4 million, respectively, for the years ended December 31, 2015 and 2014. Amortization expense related to capitalized software was not material for periods prior to the year ended December 31, 2014. Capitalized software development costs totaled $6.4 million, $6.0 million, $0.4 million and $0.7 million, respectively, for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013, and the year ended September 30, 2013.
In June 2015, we purchased the assets under our capital lease agreements. In connection with the termination of these leases, we recorded the new asset basis of $1.4 million (see Notes 5 and 21 for further details).
During the three months ended December 31, 2015, we recognized asset impairment charges of $1.1 million related to software development costs, which resulted from our decision to terminate certain technology projects. This charge is included in asset impairment charge for the year ended December 31, 2015 in the consolidated results of operations. No impairment indicators for long-lived assets were identified in the year ended December 31, 2014, the three months ended December 31, 2013 or the year ended September 30, 2013.

5. Capital Leases

During the year ended September 30, 2013, we entered into two agreements with a financial institution to finance the purchase of certain assets over a period of two years. The leases required monthly payments of principal and annual imputed interest at 15.6% and 13.0%. Under the terms of the leases, we financed the purchase of assets with an aggregate cost of $1.8 million. During the year ended September 30, 2012, we entered into an agreement with a financial institution for the purchase of assets with an aggregate cost of $0.1 million. The lease required monthly payments of principal and annual imputed interest at 10.0%.

Obligations under capital leases have historically been accounted for as current and non-current liabilities and included within short-term and long-term lease payable on our consolidated balance sheets. The capital lease payable amounts were based upon the minimum payments required under the leases and our incremental borrowing rate, adjusted for other interest and deferred financing charges.

As of December 31, 2014, we had $1.9 million in assets acquired under capital leases carrying a net book value of $0.4 million. In June 2015, we purchased the assets under one of our capital lease arrangements. In connection with the termination of the lease, we recorded $1.4 million in new asset basis. The new asset basis was determined based on the sum of the cash consideration paid to the lessor and the net book value of the leased assets, partially offset by the remaining lease liability. We are depreciating the assets over periods of between one and five years. Depreciation expense for leased assets is included within depreciation and amortization expense in our consolidated statements of operations.

6. Goodwill and Other Intangible Assets

Our goodwill and other intangible assets have been recorded at fair value as of the acquisition date. The change in the carrying value of goodwill is as follows:

Amount
(in thousands)
Balance at December 31, 2014 and 2015	$52,848
The carrying amount and accumulated amortization of identifiable intangible assets consisted of the following:

Textura Corporation
Notes to Consolidated Financial Statements

	As of December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Development product technologies	$9,190	$7,925	$1,265	$9,190	$5,741	$3,449
Customer relationships	9,610	3,272	6,338	9,610	2,217	7,393
Trademarks	2,060	1,713	347	2,060	1,197	863
Covenants not to compete	530	515	15	1,670	1,243	427
Total	$21,390	$13,425	$7,965	$22,530	$10,398	$12,132
Amortization expense related to identifiable intangible assets was $4.2 million, $5.0 million, $1.0 million and $2.9 million, respectively, for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013, and the year ended September 30, 2013.
The estimated amortization expense for the five succeeding years and thereafter at December 31, 2015 is as follows:

Amount
(in thousands)
2016	$2,686
2017	1,060
2018	880
2019	864
2020	864
Thereafter	1,611
Total	$7,965

Textura Corporation
Notes to Consolidated Financial Statements

7. Details of Certain Balance Sheet Accounts

Accrued expenses consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Accrued bonus	$6,294	$3,194
Accrued sales and property taxes	1,952	2,705
Current portion of accrued severance	1,199	1,083
Other accrued expenses	1,933	2,892
Total	$11,378	$9,874
Our Board of Directors and/or our Compensation Committee approve the bonus pool at the end of each fiscal year, based on the performance of the Company measured against goals set forth at the beginning of the year.
The accrued severance balance as of December 31, 2015 primarily related to the resignation of our former Chief Executive Officer during the year ended December 31, 2015. The accrued severance balance as of December 31, 2014 primarily related to the retirement of two co-founders and termination of two other non-executive members of management during the year ended December 31, 2014. See Note 20 for further details of these severance arrangements.

8. Convertible Debentures

We issued convertible debenture securities with detachable warrants (see Note 15) on various dates throughout the years ended September 30, 2012 and 2011 for proceeds of $14.7 million and $5.5 million, respectively. We identified certain embedded conversion features in the 2011 convertible debenture issuance that were required to be bifurcated and accounted for as derivatives. The derivative financial instruments were recorded at fair value as of the issuance date of the convertible debentures, as a debt discount, and remeasured to fair value as of each subsequent balance sheet date. The initial fair values determined for the embedded derivatives during the years ended September 30, 2012 and 2011 were $0.5 million and $0.2 million, respectively. We allocated the remaining proceeds to the convertible debentures and warrants on a relative fair value basis and recorded a beneficial conversion feature related to certain of the convertible debentures. The derivative financial instruments, warrants and beneficial conversion feature were recorded as a discount to the convertible debentures and were amortized to interest expense through the IPO date (see below).

The convertible debentures were general unsecured obligations of ours. The convertible debentures had a stated interest rate of 8.0% per annum on the outstanding principal balance. The interest on the convertible debenture securities was payable in kind (“PIK”) and added to the unpaid principal in order to determine the number of shares of common stock to be issued upon conversion.

Conversion of principal and accrued PIK interest into shares of common stock was at the election of the noteholders and was also mandatory upon the occurrence of a positive cash flow event, which was deemed to have occurred on the 30th day after we generate positive cash flow during three consecutive calendar months for debentures issued between November 2008 and December 2009 (“2009 Debentures”) and six consecutive calendar months for debentures issued between April 2010 and February 2011 (“2010 Debentures”). In addition, for the 2009 and 2010 Debentures, upon conversion additional warrants were to be issued equivalent to 50% of the number of shares of common stock converted from accrued PIK interest. For debentures issued between September 2011 and December 2011 (“2011 Debentures”), conversion of principal and accrued PIK interest into shares of common stock occurred at the election of the note holders at a conversion price of $15.00 per share and was also was mandatory upon the closing of an initial public offering at a conversion price equal to the public offering price. The 2009 Debentures were to mature ten years from the issue date. The 2010 and 2011 Debentures were to mature five years from the issue date.

On May 1, 2011 and August 1, 2011, a positive cash flow event occurred for the 2009 and 2010 Debentures, respectively. The price at which the principal and accrued interest was converted was $16.26 per share of common stock for the 2009 Debentures and $13.25 per share of common stock for the 2010 Debentures. The principal and accrued interest converted into 0.7 million and 0.9 million shares of common stock for the 2009 and 2010 Debentures, respectively. The unamortized debt discount at the

Textura Corporation
Notes to Consolidated Financial Statements

conversion date for the 2009 Debentures, which included a beneficial conversion feature, was recorded as interest expense on the conversion date. For the 2010 Debentures, which did not include a beneficial conversion feature, the carrying amount, including the unamortized debt discount related to the warrants, was credited to equity at the conversion date.

On December 31, 2012, certain holders of the convertible debentures elected to convert their debentures to common stock. The outstanding principal and PIK interest for these holders at December 31, 2012 was $12.4 million, which converted into 0.8 million shares of common stock. The unamortized debt discount for these debentures of $1.4 million was recorded as interest expense on the conversion date.

On June 12, 2013, in connection with the completion of the IPO, the outstanding principal of the convertible debentures of $5.9 million and PIK interest of $0.8 million automatically converted into 0.4 million shares of our common stock, based upon the IPO price of $15.00 per share. The unamortized debt discount for these debentures of $0.9 million was recorded as interest expense on the conversion date. As a result of this conversion, there were no outstanding convertible debenture balances as of December 31, 2015 and 2014.
Convertible debenture activity for the year ended September 30, 2013 is as follows:

Year Ended
September 30, 2013
(in thousands)
Beginning balance:
Gross balance	$18,328
Less: Discounts	(2,440)
15,888
Interest expense:
PIK interest	707
Amortization of debt discount	190
Recognition of unamortized debt discount upon conversion	2,250
Conversion:
Issuance of common shares	(19,035)
Ending balance:
Gross balance	—
Less: Discounts	—
Ending balance	$—

Total interest expense recognized related to the convertible debenture securities was $3.1 million for the year ended September 30, 2013. Due to the conversion of these convertible debenture securities to shares of common stock in connection with the completion of the IPO in June 2013, we did not incur any related interest expense during all subsequent periods.

9. Loan Payable to Related Party

Our bank loan facility, prior to the payoff of this facility in full in October 2013, was held with a financial institution that was a related party. The facility had been used solely for the purchase of land and the construction of the corporate headquarters facility. In August 2011, we replaced our expiring bank promissory note agreement with an amended bank loan agreement. The amended loan required semi-annual principal payments of $0.3 million with the remaining amount due at maturity in August 2016. Interest under the loan agreement was payable at a floating rate equal to the 30 day LIBOR rate plus 4.5% or 5.5%, whichever was greater. Interest was payable monthly at the beginning of the following month. At September 30, 2013, the interest rate on the loan was 5.5%. In addition, we issued warrants to purchase shares of common stock as described in Note 15. All borrowings were collateralized by the land and facility, as the bank would take possession of the premises upon the failure by us to make a scheduled payment when due, after consideration of applicable cure periods, or the failure to maintain a debt service coverage ratio, defined as net cash flow from operations to debt service, of 1.1 to 1.0 calculated quarterly. Debt service was defined as the principal and interest payable on the loan during the fiscal year. For the year ended September 30, 2013, we were not in compliance with this requirement. We had received a waiver related to this covenant until December 31, 2013.

Textura Corporation
Notes to Consolidated Financial Statements

We were required to maintain a compensating balance of $1.0 million in our operating account during the term of the loan to provide for the payment of interest on the note in the event of a default. We classified the $1.0 million compensating balance as restricted cash in the consolidated balance sheets. Dividends or other distributions to preferred or common stockholders was restricted until the outstanding balance of the loan was reduced to $10.4 million and positive earnings were demonstrated for six consecutive months. In October 2013, we repaid in full the outstanding balance of this loan of $10.2 million, plus accrued interest of approximately $46,000. Upon repayment, the restrictions on the $1.0 million compensating balance were lifted. As such, the outstanding loan balance was $0 since the end of October 2013.

10. Notes Payable

In the quarter ended March 31, 2013, we issued in a private placement an aggregate of $6.8 million of unsecured notes with an annual interest rate of 10%. The notes had a stated maturity of January 2016 and were subject to mandatory prepayment in the event we completed a qualifying initial public offering. As such, we repaid the notes in June 2013 in connection with the closing of the IPO, including accrued interest of $0.3 million through the IPO date.

In connection with the issuance of the notes, we issued to the purchasers of the notes detachable warrants to purchase an aggregate of 0.1 million shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock were offered to the public in a qualifying initial public offering. The warrants, which expire in January 2018 became exercisable 180 days after the closing of the IPO. We recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the notes. Since the exercise price was not fixed upon the issuance of the warrants, the fair value of the warrants of $0.5 million was initially classified as an other long-term liability. As a result of the completion of the IPO, the exercise price became fixed and the fair value of the warrants of $0.4 million was reclassified to additional paid-in capital. The unamortized debt discount of $0.4 million was recognized as interest expense upon repayment of the notes.

11. Commitments and Contingencies

We lease office space in various commercial buildings and have other office equipment leases. For the office leases, we are also responsible for operating expenses and the leases contain escalation clauses. Rent expense was $0.8 million, $0.5 million, $0.1 million and $0.3 million for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, respectively.

In March 2015, we entered into an agreement to lease approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease term commenced in July 2015 and will expire in September 2027. We established a $0.4 million letter of credit as security for the lease, which is recorded on the consolidated balance sheet as of December 31, 2015 as restricted cash.

Textura Corporation
Notes to Consolidated Financial Statements

The following is a schedule of future minimum rental payments required under all of our operating lease agreements for the years ending December 31:

Amount
(in thousands)
2016	$735
2017	521
2018	363
2019	298
2020	312
Thereafter	3,089
Total future minimum required rental payments	$5,318

On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming us and two of our executive officers as defendants. An amended complaint was filed on February 17, 2015. The amended complaint alleges violations of the Securities Exchange Act of 1934 by us and two of our executive officers for allegedly making materially false and misleading statements and by allegedly failing to disclose material facts regarding our business and operations between June 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. We believe the lawsuit is without merit and intend to defend the case vigorously. We filed a motion to dismiss on May 4, 2015, which was granted in part and denied in part on March 3, 2016. The only claim that remains is the plaintiffs' assertion that the Company should have provided more information about the business background of its then-Chairman and CEO in its SEC filings. The plaintiffs have until March 24, 2016 to file an amended complaint.

In addition, we are involved from time to time in legal claims and proceedings that arise in the normal course of our business. Although the results of these legal claims and proceedings cannot be predicted with certainty, we currently do not expect that any such legal claims or proceedings will have a material adverse effect on our cash flows, financial condition or results of operations.

12. Preferred Stock

We have 10 million authorized shares of preferred stock with a $0.001 par value per share. There were no issued and outstanding shares of preferred stock at December 31, 2015 and 2014.

Prior to the completion of the IPO, we had authorized 1.4 million and 1.1 million shares of series A-1 and A-2 preferred stock, respectively, with a $0.001 par value per share, of which 1.0 million redeemable Series A-1 preferred stock and 0.8 million Series A-2 preferred stock were issued and outstanding. Upon completion of the IPO on June 12, 2013, the outstanding shares of our Series A-1 and A-2 preferred stock automatically converted into 5.3 million shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of $0.4 million additional shares of common stock through an adjustment to the conversion rate. We had no authorized, issued and outstanding shares of series A-1 and A-2 preferred stock at December 31, 2015.

Dividends

Holders of redeemable Series A-1 preferred stock and Series A-2 preferred stock were entitled to cumulative dividends at the rate of 6.0% per annum of the original issue price per share of $9.94, payable when declared by the Board of Directors. Prior to the completion of the IPO, cumulative unpaid dividends on the redeemable Series A-1 preferred stock of $3.0 million were considered as part of the redemption value described below. Cumulative unpaid dividends on the Series A-2 preferred stock had no impact until declared. No dividends were declared on the Series A-2 preferred stock.

Liquidation Preference

Textura Corporation
Notes to Consolidated Financial Statements

In the event of our liquidation, dissolution or winding up, the holders of redeemable Series A-1 preferred stock and Series A-2 preferred stock would have received the first claim to the distributed net assets in the amount of $9.94 per share plus accrued but unpaid dividends. In the event there were not enough funds to cover distributions to all stockholders, the entire amount of assets available to be distributed would have been distributed ratably among the holders of the preferred stock based on the total preferential amount each holder would be entitled to receive if sufficient funds were available.

Conversion

Immediately prior to an initial public offering, each share of redeemable Series A-1 preferred stock and Series A-2 preferred stock were required to be converted into common stock on a 1:2.84 basis. The outstanding shares of our Series A-1 and A-2 preferred stock automatically converted into 5.3 million shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of 0.4 million additional shares of common stock through an adjustment to the conversion rate. The series A-2 preferred stock had a beneficial conversion feature that was triggered by the IPO, and we recognized $7.2 million as a deemed dividend.

Series A-1 preferred stock had the following additional characteristics:

Board of Directors Representation

Holders of redeemable Series A-1 preferred stock were entitled to representation of one seat on the Board of Directors.

Series A-1 Redemption Right

The Series A-1 preferred stock was eligible for redemption at the option of the holder beginning in October 2014, the holders having waived their rights to require us to redeem the Series A-1 preferred stock until that date. At that time, to the extent the holders chose to redeem the stock, we were required to raise additional capital or debt, or renegotiate redemption terms with the Series A-1 holders.

The carrying value of redeemable Series A-1 preferred stock was increased by periodic accretions so that the carrying value was equal to the redemption value at the balance sheet date. Accretion of $3.5 million was charged to additional paid-in capital for the year ended September 30, 2013. All outstanding redeemable Series A-1 preferred stock automatically converted into common stock upon completion of the IPO in June 2013.

13. Common Stock

We have 90 million authorized shares of common stock with a $0.001 par value per share. Holders of common stock are entitled to one vote per share on all matters to be voted on by our stockholders. Dividends may be declared and paid on common stock, subject to laws and provisions in our certificate of incorporation, and subject to the rights and privileges of the preferred stockholders. In the event of liquidation, if any assets remain after any required distribution to holders of preferred stock, then the remaining assets will be distributed on a pro rata basis to all common stockholders based on the number of common shares held by each person.

14. Share‑Based Compensation

Our 2008 Employee Stock Incentive Plan (the "2008 Plan") permitted the grant of share-based awards to its employees, directors and certain other service providers. Option awards were generally granted with an exercise price equal to the market price of our stock at the date of grant. Options granted during 2013, 2012 and 2011 generally vest over four-year periods. In general, the options expire after a period not exceeding ten years. As of December 31, 2015, there were 1.3 million stock options outstanding under the 2008 Plan. No further awards may be granted under the 2008 Plan.

Our Long-Term Incentive Plan (the ‘‘LTIP”), which was adopted in March 2013 and became effective in May 2013 when it was approved by our stockholders, permits the grant of share-based awards to our employees, directors and certain other service providers. A maximum of 6.0 million shares may be issued pursuant to the LTIP. Option awards are granted with an exercise price equal to the market price of our stock at the date of grant and generally have a three-year vesting period and an expiration period not exceeding ten years. Restricted stock units (‘‘RSUs’’) generally vest over a three-year period.

Textura Corporation
Notes to Consolidated Financial Statements

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013 was $10.03, $9.03, $15.45 and $7.26, respectively. These fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013
Expected dividend yield	—	—	—	—
Expected volatility	36.9%	38.4%	46.0%	48.8%
Risk-free interest rate	1.64%	1.65%	1.91%	1.23%
Expected term (years)	5.82	5.55	5.95	5.86
Our expected volatility assumption used in the Black-Scholes option pricing model was based on peer group information, and the expected life assumption used the midpoint in estimating the expected term due to the limited historical exercise activity. The expected term is calculated as the midpoint between the vesting term and contractual term of the award. The risk-free interest rate used in the Black-Scholes model was based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to our expected term assumption. We have never declared dividends on our shares and have no current plans to declare such dividends that would require a dividend yield assumption other than zero for inclusion in the pricing model.

A summary of stock option activity is presented below:

	Year Ended December 31,				Three Months Ended December 31,		Year Ended September 30,
	2015		2014		2013		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Outstanding, beginning of period	3,499	$18.14	3,747	$17.68	3,302	$14.41	2,448	$13.76
Granted	203	26.78	360	23.22	631	33.75	1,086	15.58
Exercised	(524)	12.96	(280)	13.15	(124)	13.48	(124)	12.52
Canceled *	(138)	28.54	(328)	23.74	(62)	15.04	(108)	13.59
Outstanding, end of period	3,040	19.14	3,499	18.14	3,747	17.68	3,302	14.41
* The number of options forfeited and expired was not significant in the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, and is included in canceled stock options.

Textura Corporation
Notes to Consolidated Financial Statements

The following table summarizes stock options outstanding and exercisable at December 31, 2015:

	Outstanding			Exercisable
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Exercise price	(in thousands, except per share amounts)
$8.56 ‑ $12.85	231	$10.08	4.11	229	$10.08	4.10
$12.85 ‑ $17.13	1,867	15.26	4.23	1,808	15.27	4.13
$17.13 ‑ $21.41	77	19.90	8.43	74	19.88	8.43
$21.41 ‑ $25.69	309	24.08	4.30	296	24.03	4.08
$25.69 ‑ $29.97	172	28.04	8.27	46	27.63	5.44
$29.97 ‑ $34.26	262	33.23	5.55	226	33.23	5.18
$38.54 ‑ $42.82	122	40.03	7.84	66	40.24	7.76
	3,040	19.14	4.82	2,745	18.19	4.44
The intrinsic value of outstanding and vested stock options at December 31, 2015 was $14.6 million and $14.2 million, respectively. As of December 31, 2015, we had $6.0 million of total unrecognized compensation expense related to non-vested employee options that will be recognized over a weighted-average period of 1.75 years.

Under the 2008 Plan, we also granted RSUs to eligible employees and directors. The stated vesting of these grants generally ranged from immediate to three years, but the RSUs only became payable to employees in cash or shares of our common stock if there was a change in control of us or termination of the agreements in connection with an initial public offering. As we had determined that neither of these events was probable in any period prior to the IPO, we had not recognized any share-based compensation expense related to the RSUs prior to June 12, 2013. In connection with the IPO, all outstanding 0.6 million RSUs were terminated in accordance with their terms and became payable one year following the IPO, and we recorded share-based compensation expense equal to the fair value of the 0.6 million RSUs of $9.4 million during the three months ended June 30, 2013. During June 2014, in connection with the payment of these RSUs, we delivered 0.4 million shares of common stock and withheld 0.2 million shares of common stock to satisfy tax withholding obligations, which were recorded in stockholders' equity as treasury stock.

In addition, during the year ended December 31, 2015, we granted under the LTIP RSUs to purchase 0.3 million shares of our common stock with a weighted-average fair value of $27.72 per share.

A summary of RSU activity is presented below:

	Year Ended December 31,				Three Months Ended December 31,		Year Ended September 30,
	2015		2014		2013		2013
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in thousands, except per share amounts)
Outstanding, beginning of period	190	$23.27	719	$15.75	709	$15.50	630	$13.74
Granted	294	27.72	151	23.01	10	33.23	92	18.85
Vested	(81)	22.49	(680)	15.26	—	—	—	—
Forfeited	(40)	24.25	—	—	—	—	(13)	13.03
Outstanding, end of period	363	$26.93	190	$23.27	719	$15.75	709	$15.50

Textura Corporation
Notes to Consolidated Financial Statements

The intrinsic value of outstanding RSUs was $7.8 million at December 31, 2015. As of December 31, 2015, we had $11.8 million of total unrecognized compensation expense related to RSU's that will be recognized over a weighted-average period of 1.63 years.
The Textura Corporation Employee Stock Purchase Plan (the ‘‘ESPP”) is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. Our employees whose customary employment is more than 20 hours per week are eligible to contribute up to 10% percent of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under the ESPP is equal to 85% of the fair market value of a share of common stock at the beginning or end of the applicable six-month offering period, whichever is lower. On April 1, 2014, we commenced employee participation in the ESPP. The stock-based compensation expense recognized in connection with the ESPP for the year ended December 31, 2015 was approximately $31,000. In connection with the six-month offering period ended September 30, 2015, we issued approximately 3,000 shares for total proceeds of approximately $65,000.

In September 2014, two of our co-founders retired from full-time employment and entered into consulting arrangements to provide certain transition services to us beginning in October 2014. Pursuant to the severance arrangements provided in their respective employment agreements, all unvested stock options held by such former employees became exercisable upon the termination of their respective employment with us and the exercise period for outstanding stock options was one to four years. Because the respective employment agreements provided for the accelerated vesting of such options, there was no additional expense recorded other than the acceleration of the share-based compensation for the awards that vested upon their terminations. Accordingly, we recognized $0.9 million in share-based compensation expense for the year ended December 31, 2014 related to the acceleration of vesting of these stock options. (See Note 20 for further details on the related severance arrangements.)
Pursuant to the consulting arrangements in October 2014, the former employees were collectively granted stock options to purchase approximately 33,000 shares of our common stock. Such stock options vested over a period between six and twelve months, and we recognized the expense for these non-employee options as they vested. Since they were non-employee stock awards, we began recognizing the expense based on the fair value of the awards at the end of each reporting period beginning in the quarter ended December 31, 2014.

On April 29, 2015, our Board of Directors appointed David Habiger as interim Chief Executive Officer effective April 30, 2015. Mr. Habiger replaced Patrick Allin, who continued with the Company as Executive Chairman through December 31, 2015. In connection with Mr. Habiger's employment with the Company as interim Chief Executive Officer, he entered into a letter agreement with the Company dated May 4, 2015, pursuant to which he was granted an RSU award with a fair value of $2.3 million, which will cliff vest on May 4, 2016. See Note 20 for further details on transition arrangements.

Share-based compensation expense for employee and non-employee equity awards was $14.1 million, $8.4 million, $1.6 million and $12.6 million, respectively, for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013. These expenses are reflected in the following captions in the consolidated statements of operations:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013
	(in thousands)
Cost of services	$946	$594	$95	$2,147
General and administrative	11,308	4,617	857	5,294
Sales and marketing	1,035	1,501	401	2,471
Technology and development	819	1,663	230	2,716
Total	$14,108	$8,375	$1,583	$12,628

Textura Corporation
Notes to Consolidated Financial Statements

15. Warrants

Warrants Issued to Customers and Service Providers

We issued warrants to certain non-employees as an incentive to do business. All warrants granted to customers and other non-employees were exercisable as of December 31, 2015. These warrants expire five to seven years from the date of the grant.

On August 14, 2011, warrants were issued to the bank as part of the renegotiation of the loan referenced in Note 9, which were exercisable immediately. The warrants were recorded as debt issuance costs and amortized to interest expense over the life of the note. These warrants expire 10 years and 1 month from the grant date.

Warrants Issued for Referral Fees

We granted approximately 7,000 fully vested warrants in association with referral fees during September 2013. The value of warrants was $0.2 million and was recorded as an expense in the consolidated statement of operations.

Warrants Issued for Fundraising

We granted warrants to certain non-employees in exchange for successful introductions that subsequently generated capital for us during our funding rounds. Costs associated with warrants issued for fundraising efforts are considered stock issuance costs associated with the respective capital balances of those introduced and reflected as contra‑equity.

Warrants Issued With Convertible Debentures

We granted warrants in connection with the convertible debenture securities issued as described in Note 8. The value of warrants credited to equity in the years ended September 30, 2012 and 2011 was $1.7 million and $1.0 million, respectively. Additionally, we issued fully-vested warrants in May 2011 and August 2011 in conjunction with the conversion of the 2009 and 2010 Debentures. The fair value of the warrants of $0.3 million was recognized as interest expense. These warrants expire five to ten years from the date of the grant.

Warrants Issued with Non-Convertible Notes

In connection with the issuance of the Notes in January 2013, we issued to the purchasers of the Notes detachable warrants to purchase an aggregate of approximately 86,000 shares of common stock with an exercise price equal to the greater of $13.92 and 90% of the price at which shares of common stock are offered to the public in a qualifying initial public offering. The warrants, which expire in January 2018 became exercisable 180 days after the closing of the IPO. We recorded the fair value of the warrants, calculated using the Black-Scholes model, as a discount to the Notes. Since the exercise price was not fixed, the warrants were classified as liabilities, and the fair value of the warrants of $0.5 million was included within other long-term liabilities on the condensed consolidated balance sheet prior to IPO. As a result of the completion of the IPO, the exercise price became fixed and the fair value of the warrants of $0.4 million was reclassified to additional paid-in capital.

There were no warrants granted during the three months ended December 31, 2013 and the years ended December 31, 2014 and 2015. Warrants outstanding to purchase our common stock as of December 31, 2015 were as follows (in thousands):

Textura Corporation
Notes to Consolidated Financial Statements

	Vesting Date	Warrants Outstanding	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Convertible debenture	Various 2009	276	$16.26
Convertible debenture	Various 2010	384	$13.25
Convertible debenture	May 2011	48	$16.26
Mortgage renewal	August 2011	20	$15.00
Convertible debenture	August 2011	32	$13.25
Convertible debenture	September 2011	49	$15.00
Convertible debenture	Various 2012	319	$15.00
Notes payable	Various 2013	86	$13.92
		1,214

16. Income Taxes

The pretax loss attributable to Textura Corporation is summarized as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013
	(in thousands)
Domestic	$(13,222)	$(23,908)	$(7,415)	$(36,172)
Foreign	(3,067)	(408)	(208)	(418)
Loss before taxes	$(16,289)	$(24,316)	$(7,623)	$(36,590)
The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30
	2015	2014	2013	2013
Current	(in thousands)
Federal	$(2,274)	$(15,331)	$(3,564)	$(9,615)
State	(239)	(664)	(194)	(533)
Foreign	(19)	50	—	—
Total current	(2,532)	(15,945)	(3,758)	(10,148)
Deferred
Federal	(2,017)	7,063	1,162	(2,673)
State	330	197	63	(756)
Foreign	(1,287)	(171)	(47)	(108)
Total deferred	(2,974)	7,089	1,178	(3,537)
Change in valuation allowance	5,813	9,226	1,554	13,979
Total	$307	$370	$(1,026)	$294

Our deferred tax assets and liabilities consisted of the following:

Textura Corporation
Notes to Consolidated Financial Statements

	As of December 31,
	2015	2014
	(in thousands)
Property and equipment	$243	$425
Deferred revenue	1,438	1,863
Accrued compensation	3,038	1,181
Share‑based compensation	10,272	6,849
Net domestic operating loss carryforwards	53,398	51,989
Net foreign operating loss carryforwards	1,652	345
Other	345	1,228
Deferred tax assets	70,386	63,880
Valuation allowance	(65,818)	(60,005)
Total deferred tax assets	4,568	3,875
Software	(4,097)	(2,441)
Intangible assets	(724)	(2,023)
Goodwill	(897)	(243)
Total deferred tax liabilities	(5,718)	(4,707)
Net deferred tax liabilities	$(1,150)	$(832)
We recorded our net deferred tax liability positions as of December 31, 2015 and 2014 as components of other long-term liabilities in our consolidated balance sheet.
The reconciliation of the statutory federal rate of 35.0% to the effective income tax rate for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013 is as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2015	2014	2013	2013
Tax provision (benefit) at the statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(3.0)	(1.9)	(1.9)	(1.9)
Other	(0.4)	0.5	0.7	(0.5)
Valuation allowance	40.3	37.9	22.7	38.2
Effective tax rate	1.9%	1.5%	(13.5)%	0.8%
As of December 31, 2015, we had federal and state net operating loss carry‑forwards (after tax) of $55.0 million and $3.6 million, respectively. Federal and state net operating loss carry‑forwards expire beginning the year 2015 through the year 2034, the majority of which expire in excess of ten years.

We have unrealized tax benefits of $5.2 million arising from tax deductions for share based compensation in excess of the compensation recognized for financial reporting purposes. Realization of this excess tax benefit will occur when current taxes payable are reduced with a corresponding credit to additional paid in capital.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and certain distinct tax planning strategies in making this assessment. If changes occur in the assumption underlying our tax planning strategies or in the scheduling of the reversal of our deferred tax liabilities, the valuation allowance may need to be adjusted in the future. We have recorded a full valuation allowance against its deferred tax assets.

We endeavor to comply with tax laws and regulations where we do business, but cannot guarantee that, if challenged, our interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full. We have taken reasonable efforts to address uncertain tax positions, and have determined that there are no material transactions or material tax positions taken by us that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the financial statements. Accordingly, we have not recorded a reserve for uncertain tax positions in the financial statements, and we do not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the financial statements. In making these determinations, we presume that taxing authorities pursuing examinations of our compliance with tax law filing

Textura Corporation
Notes to Consolidated Financial Statements

requirements will have full knowledge of all relevant information, and, if necessary, we will pursue resolution of disputed tax positions by appeals or litigation.

As of December 31, 2015, our U.S. income tax returns for the year ended December 31, 2012 and subsequent years remain subject to examination by the Internal Revenue Service ("IRS").  We are not currently under audit by the IRS.  State income tax returns generally have statute of limitations for periods between three and four years from the filing date.  We are not currently undergoing any state income tax audits. We are not currently under audit in any foreign jurisdictions. Our foreign operations have statute of limitations on the examination of tax returns for periods of four years.

17. Related Party Transactions

In 2009, we entered into an agreement with an entity that was also our investor. The agreement compensates the entity for customer referrals based on revenues generated by us related to those customers. Warrants to purchase approximately 7,000 and 20,000 shares of our common stock were issued in the years ended September 30, 2013 and September 30, 2010, respectively, pursuant to the referral agreement. We were obligated under the referral agreement to issue to the entity warrants to purchase up to an additional 0.2 million shares of common stock based on the achievement of various milestones. In addition, in 2010 we entered into a service agreement with the entity, pursuant to which we were paid $1.0 million in advance for software development services to improve software owned by the entity. This payment was deferred and recognized as revenue as development services were provided. The deferred revenue balance accrued interest and was increased by a portion of the referral fees due to this entity (the "Credit Bank"); the remainder of the referral fees due was paid in cash. The Credit Bank balance was $0.9 million as of September 30, 2013. Under the terms of the service agreement, the entity had the right to draw down from the Credit Bank after three years elapsed from the effective date of the agreement. As the entity had this right as of September 30, 2013, we classified $0.9 million of the Credit Bank as a current liability and approximately $21,000 as short-term deferred revenue. The amount of approximately $21,000 in deferred revenue as of September 30, 2013 represents the revenue that we earned from the entity in the three months ended December 31, 2013.

We maintained an operating account at a financial institution that was our investor. The banking relationship was established prior to their investment in us. We also held a note payable with the same financial institution. In October 2013, we repaid the outstanding balance of loan payable of $10.2 million (see Note 9 for further details). As such, the outstanding loan balance was $0 since the end of October 2013.

Textura Corporation
Notes to Consolidated Financial Statements

18. Initial and Follow On Public Offerings

Pursuant to a registration statement declared effective on June 6, 2013 (File No. 333-187745), we completed our IPO on June 12, 2013. As a result of the IPO, we sold 5.8 million shares of our common stock at a price per share of $15.00 for an aggregate offering price of $80.2 million, net of underwriting discounts and commissions of $6.0 million. In addition, we incurred other offering costs totaling $2.5 million, for net capital raised of $77.7 million.

In connection with the completion of the IPO, we had certain debt and equity securities outstanding that converted to common stock. The table below reflects the number of shares of our common stock outstanding immediately following the completion of the IPO:

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
The outstanding shares of our Series A-1 and A-2 preferred stock automatically converted into 5.3 million shares of common stock at a conversion rate of 1:2.84 and the cumulative unpaid dividends were satisfied through the issuance of 0.4 million additional shares of common stock through an adjustment to the conversion rate.

The outstanding balance of principal and accrued PIK interest thereon for the convertible debentures (see Note 8) automatically converted into 0.4 million shares of common stock at a conversion price equal to the IPO price of $15.00 per share. As a result of the conversion, we recorded a charge of $0.9 million to interest expense during the three months ended June 30, 2013 related to the write off of the unamortized debt discounts, and we recorded other income of approximately $82,000 related to the conversion option liability that no longer exists post-IPO.

The former shareholders of Submittal Exchange received Class A preferred units of Submittal Exchange Holdings at acquisition, which were reflected as non-controlling interest in the consolidated financial statements in prior periods. The Class A preferred units converted into 1.0 million common shares on a 1:2 basis in connection with the IPO, at which time the non-controlling interest was eliminated.

On September 25, 2013, we completed a follow on public offering. Pursuant to a registration statement declared effective on September 19, 2013 (File No. 333-191069), we sold 1.7 million shares of our common stock in the public offering at a price per share of $38.00 for an aggregate offering price of $61.2 million, net of underwriting discounts and commissions of $2.9 million. In addition, we incurred other offering costs totaling $1.4 million, for net capital raised of $59.8 million.

19. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $0.7 million, $0.5 million, $0.1 million and $0.3 million, respectively, for the years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the year ended September 30, 2013.

Textura Corporation
Notes to Consolidated Financial Statements

20. Severance Arrangements

In September 2014, two of our co-founders retired from full-time employment, and two other non-executive members of management were terminated. Pursuant to the severance arrangements provided in their respective employment and separation agreements, we recognized severance-related expenses of approximately $1.5 million during the year ended December 31, 2014. This severance expense includes salary, payroll taxes and bonus payments to which the former employees were entitled under their respective arrangements. We paid the balance of the accrued severance during 2015.
In connection with the retirement of the two co-founders, and under the terms of their employment agreements, all unvested stock options became exercisable. As such, we recognized share-based compensation expense of $0.9 million in the year ended December 31, 2014 related to the acceleration of vesting of these stock options. In addition, these former employees entered into consulting arrangements to provide certain transition services to us beginning in October 2014 and were granted stock options to purchase approximately 33,000 shares of our common stock in connection with such arrangements. (See Note 14 for further details of these share-based compensation arrangements.)
On April 29, 2015, our Board of Directors appointed David Habiger as interim Chief Executive Officer effective April 30, 2015. Mr. Habiger replaced Patrick Allin, who continued with the Company as Executive Chairman through December 31, 2015. In connection with Mr. Allin's transition to Executive Chairman, he entered into a transition agreement with the Company dated May 5, 2015 (the “Transition Agreement”). On November 19, 2015, our Board of Directors and Mr. Allin mutually agreed not to renew the Transition Agreement beyond its scheduled termination date of December 31, 2015. As required by the Transition Agreement, Mr. Allin resigned from our Board of Directors effective on December 31, 2015.
                In connection with Mr. Allin’s separation from us and pursuant to the Transition Agreement, we recognized severance-related expenses of $4.9 million during the year ended December 31, 2015. This severance expense includes salary, payroll taxes and bonus payments to which Mr. Allin was entitled under the Transition Agreement, and we will pay the severance amounts over a two-year period. Under the Transition Agreement, all unvested stock options became exercisable as of the termination date and, as such, we recognized share-based compensation expense of $2.6 million in the year ended December 31, 2015 related to the acceleration of vesting of these stock options. In addition, we recognized $0.5 million of share-based compensation expense for an RSU award that will vest in April 2016 under the terms of the Transition Agreement. Since Mr. Allin is not providing any services to us beyond December 31, 2015, this expense was included as part of the severance expense during the year ended December 31, 2015. We expect to pay $1.2 million and $0.6 million of Mr. Allin's severance expense during the years ended December 31, 2016 and 2017, respectively.
21. Leases
In March 2015, we entered into an agreement to lease approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease term commenced in July 2015 and will expire in September 2027. We established a $0.4 million letter of credit as security for the lease, which is recorded on the consolidated balance sheet as of December 31, 2015 as restricted cash.
Under the terms of the lease, we were required to establish an escrow account in the amount of $1.9 million, which was used to fund a portion of the leasehold improvements that we put into service. We own the leasehold improvement assets until the expiration of the lease period and, as a result, capitalized the leasehold improvement assets on the balance sheet as they were constructed. We are amortizing them using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. As of December 31, 2015, we had disbursed the entirety of the escrow account.
We will recognize rent expense for the minimum lease payments on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments will be classified as deferred rent. Any lease incentives such as rent abatements received will be deferred and amortized over the term of the lease. Future minimum lease payments for all of our operating leases are disclosed in Note 11 to the condensed consolidated financial statements.
22. Quarterly Financial Data (unaudited)
The following tables present certain unaudited consolidated quarterly financial information.

Textura Corporation
Notes to Consolidated Financial Statements

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands, except per share amounts, unaudited)
Revenue	$23,732	$22,513	$21,283	$19,201	$17,862	$16,354	$14,965	$13,787
Operating expenses	$31,888	$24,897	$24,057	$22,188	$21,631	$23,792	$20,945	$21,022
Loss from operations	$(8,156)	$(2,384)	$(2,774)	$(2,987)	$(3,769)	$(7,438)	$(5,980)	$(7,235)
Net loss	$(8,214)	$(2,462)	$(2,853)	$(3,067)	$(3,907)	$(7,540)	$(6,068)	$(7,340)
Net loss per share attributable to Textura Corporation common stockholders, basic and diluted	$(0.31)	$(0.09)	$(0.11)	$(0.12)	$(0.15)	$(0.30)	$(0.24)	$(0.30)

Textura Corporation
Notes to Consolidated Financial Statements

23. Other Unaudited Financial Information
The following tables present certain historical unaudited consolidated financial information based on the fiscal year ended December 31, 2013.
Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

Year Ended December 31,
2013
Revenues	$40,766
Operating expenses
Cost of services (exclusive of depreciation and amortization shown separately below)	12,808
General and administrative	25,152
Sales and marketing	15,153
Technology and development	20,820
Depreciation and amortization	5,325
Total operating expenses	79,258
Loss from operations	(38,492)
Other expense, net
Interest income and other expense, net	53
Interest expense	(2,734)
Change in fair value of conversion option liability	151
Total other expense, net	(2,530)
Loss before income taxes	(41,022)
Income tax provision (benefit)	(767)
Net loss	$(40,255)
Less: Net loss attributable to non-controlling interest	(1,771)
Net loss attributable to Textura Corporation	(38,484)
Accretion of redeemable Series A-1 preferred stock	3,384
Accretion of redeemable non‑controlling interest	319
Dividends on Series A-2 preferred stock	215
Beneficial conversion of Series A-2 preferred stock	7,161
Net loss attributable to Textura Corporation common stockholders	$(49,563)
Net loss per share attributable to Textura Corporation common stockholders, basic and diluted	$(2.82)
Weighted-average number of common shares outstanding, basic and diluted	17,550

Textura Corporation
Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

Year Ended December 31,
2013
Cash flows from operating activities
Net loss	$(40,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,325
Deferred income taxes	(767)
Non-cash interest expense	1,770
Change in fair value of conversion option liability	(152)
Share‑based compensation	13,550
Issuance of warrants for referral fees	202
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,086)
Prepaid expenses and other assets	(1,201)
Deferred revenue, including long-term portion	9,049
Accounts payable	(2,037)
Accrued expenses and other	1,740
Net cash used in operating activities	(15,862)
Cash flows from investing activities
Decrease (increase) in restricted cash	470
Purchases of property and equipment	(3,118)
Acquisitions of businesses, net of cash acquired	(35,869)
Net cash used in investing activities	(38,517)
Cash flows from financing activities
Partner’s investment in joint venture	199
Principal payments on loans and notes payable	(10,725)
Payments on capital leases	(428)
Proceeds from convertible debentures/notes	—
Proceeds from debt issuances	6,994
Repayment of debt	(7,964)
Proceeds from exercise of options and warrants	4,399
Buyout of non-controlling interest	—
Deferred finance and offering costs	(1,436)
Proceeds from issuance of common stock in IPO and follow-on offering, net of underwriting discounts and commissions	139,252
Repurchase of common shares (treasury)	(600)
Net cash provided by (used in) financing activities	129,691
Effect of changes in foreign exchange rates on cash and cash equivalents	(72)
Net increase (decrease) in cash and cash equivalents	$75,240
Cash and cash equivalents
Beginning of period	$1,890
End of period	$77,130

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders, including “Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders, including “Executive Compensation” and “Corporate Governance Matters,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders, including “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships, and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders, including “Certain Relationships and Related Person Transactions,” “Proposal No. 1 — Election of Directors,” and “Corporate Governance Matters,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference our definitive proxy statement for the 2016 Annual Meeting of Stockholders, including “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm,” which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deerfield, State of Illinois, on this 4th day of March, 2016.

TEXTURA CORPORATION

By:	/s/ David Habiger
	Name:	David Habiger
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Habiger David Habiger	Chief Executive Officer (Principal Executive Officer)	March 4, 2016

/s/ Jillian Sheehan Jillian Sheehan	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 4, 2016

/s/ Gregory J. Besio Gregory J. Besio	Director	March 4, 2016

/s/ Matthew J. Botica Matthew J. Botica	Director	March 4, 2016

/s/ Edward K. Chandler Edward K. Chandler	Director	March 4, 2016

/s/ R. Michael Murray, Jr. R. Michael Murray, Jr.	Director	March 4, 2016

/s/ General Peter Pace General Peter Pace	Director	March 4, 2016

/s/ David G. Patterson David G. Patterson	Director	March 4, 2016

/s/ Robert P. Wayman Robert P. Wayman	Director	March 4, 2016

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of January 31, 2013, by and among Textura PlanSwift Corporation, Textura Corporation and PlanSwift, LLC (incorporated by reference to Exhibit 2.3 to Textura Corporation's Registration Statement on Form S-1/A (File No. #333-187745) filed on April 26, 2013 (the "April 26, 2013 Form S-1/A"))

2.2
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

10.2†	Textura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the April 26, 2013 Form S-1/A)
10.3†	Form of Option Agreement (incorporated by reference to Exhibit 10.3 to the April 26, 2013 Form S-1A)
10.4†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the April 26, 2013 Form S-1/A)
10.5†	Employment Agreement of Patrick J. Allin, dated March 28, 2013 (incorporated by reference to Exhibit 10.14 to April 5, 2013 Form S-1)
10.6†	Letter Agreement of David Habiger, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to April 29, 2015 Form 8-K/A)
10.7†	Transition Agreement of Patrick J. Allin, dated May 5, 2015 (incorporated by reference to Exhibit 10.1 to May 5, 2015 Form 8-K)
10.8†	Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.16 to April 5, 2013 Form S-1)
10.9	Warrant issued to Aon Risk Services Central, Inc. (incorporated by reference to Exhibit 10.19 to April 5, 2013 Form S-1)
10.10	Form of Warrant for 2009 Convertible Debentures (incorporated by reference to Exhibit 10.21 to April 5, 2013 Form S-1)
10.11	Form of Warrant for 2010 Convertible Debentures (incorporated by reference to Exhibit 10.22 to April 5, 2013 Form S-1)
10.12	Form of Warrant for 2011 Convertible Debentures (incorporated by reference to Exhibit 10.23 to April 5, 2013 Form S-1)
10.13	Form of Warrant for 10% Notes due 2016 (incorporated by reference to Exhibit 10.24 to April 5, 2013 Form S-1)
10.14	Software Development and Service Agreement, between Textura Corporation and Aon Risk Services Central, Inc., dated June 15, 2010 (incorporated by reference to Exhibit 10.25 to April 5, 2013 Form S-1)
10.15	2010 Referral Fee Agreement, between Textura Corporation and Aon Risk Services Central, Inc., dated June 15, 2010 (incorporated by reference to Exhibit 10.26 to April 5, 2013 Form S-1)
10.16	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.28 to the May 17, 2013 Form S-1/A)
21.1	Subsidiaries of Textura Corporation
23.1	Consent of PricewaterhouseCoopers LLP , Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer of Textura Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Textura Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for a portion of this document.

†	Management contract or compensatory contract or arrangement.