Form 10-Q
period 2016-03-31
Textura Corp
filed 2016-05-06
CIK 1565337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

As of April 29, 2016, 26,253,884 shares of Common Stock, par value $0.001 per share, of Textura Corporation were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Textura Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(dollars and shares in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$82,278	$78,669
Accounts receivable, net of allowance of $243 and $193 at March 31, 2016 and December 31, 2015, respectively	5,842	6,425
Prepaid expenses and other current assets	1,276	1,225
Total current assets	89,396	86,319
Property and equipment, net	33,970	34,214
Restricted cash	2,839	2,839
Goodwill	52,848	52,848
Intangible assets, net	7,182	7,965
Other assets	163	157
Total assets	$186,398	$184,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,956	$2,701
Accrued expenses	9,887	11,378
Deferred revenue, short-term	42,828	40,089
Total current liabilities	54,671	54,168
Deferred revenue, long-term	3,426	3,724
Other long-term liabilities	2,194	2,040
Total liabilities	60,291	59,932
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $.001 par value; 90,000 shares authorized; 26,876 and 26,861 shares issued and 26,206 and 26,190 shares outstanding at March 31, 2016 and December 31, 2015, respectively	26	26
Additional paid in capital	364,578	361,370
Treasury stock, at cost; 670 and 671 shares at March 31, 2016 and December 31, 2015, respectively	(10,284)	(10,309)
Accumulated other comprehensive loss	(663)	(662)
Accumulated deficit	(227,550)	(226,015)
Total stockholders’ equity	126,107	124,410
Total liabilities and stockholders’ equity	$186,398	$184,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$24,662	$19,201
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	4,522	3,578
General and administrative	8,152	6,832
Sales and marketing	5,326	5,193
Technology and development	5,515	4,709
Depreciation and amortization	2,566	1,876
Total operating expenses	26,081	22,188
Loss from operations	(1,419)	(2,987)
Other income, net:
Interest income and other expense, net	23	15
Interest expense	(4)	(11)
Total other income, net	19	4
Loss before income taxes	(1,400)	(2,983)
Income tax provision	135	84
Net loss	(1,535)	(3,067)
Net loss per share	$(0.06)	$(0.12)
Weighted-average number of common shares outstanding, basic and diluted	26,195	25,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,535)	$(3,067)
Other comprehensive loss:
Net change in foreign currency translation adjustment	(1)	(42)
Total Comprehensive loss	(1,536)	(3,109)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(dollars and shares in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Textura Corporation Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 1, 2016	26,190	$26	$361,370	$(10,309)	$(662)	$(226,015)	$124,410
Share-based compensation	—	—	3,072	—	—	—	3,072
Issuance of common stock upon exercise of stock options	10	—	136	—	—	—	136
Issuance of common stock in connection with vesting of restricted stock units	3	—	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	3	—	—	48	—	—	48
Net loss	—	—	—	—	—	(1,535)	(1,535)
Foreign currency translation	—	—	—	—	(1)	—	(1)
Repurchase of common stock at cost	—	—	—	(23)	—	—	(23)
Balances at March 31, 2016	26,206	$26	$364,578	$(10,284)	$(663)	$(227,550)	$126,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

Textura Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,535)	$(3,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,566	1,876
Deferred income taxes	135	80
Share‑based compensation	3,072	1,971
Changes in operating assets and liabilities:
Accounts receivable, net	592	659
Prepaid expenses and other assets	(49)	(40)
Deferred revenue, including long-term portion	2,438	2,334
Accounts payable	(704)	(62)
Accrued expenses and other	(1,506)	(559)
Net cash provided by operating activities	5,009	3,192
Cash flows from investing activities
Increase in restricted cash	—	(400)
Purchases of property and equipment, including software development costs	(1,567)	(2,889)
Net cash used in investing activities	(1,567)	(3,289)
Cash flows from financing activities
Payments on capital leases	—	(226)
Proceeds from exercise of options	136	1,120
Net issuance of common stock	25	56
Net cash provided by financing activities	161	950
Effect of changes in foreign exchange rates on cash and cash equivalents	6	(121)
Net increase in cash and cash equivalents	3,609	732
Cash and cash equivalents at the beginning of period	78,669	66,758
Cash and cash equivalents at the end of period	$82,278	$67,490
Supplemental cash flow data:
Cash paid for interest	$4	$11
Purchases of property and equipment, accrued but not paid as of period end	$216	$523
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
We are subject to a number of risks similar to other companies in a comparable stage of growth including, but not limited to, reliance on key personnel, the ability to access capital to support future growth, successful marketing of our solutions in an emerging market, and competition from other companies with potentially greater technical, financial and marketing resources. We have incurred significant losses and continue to devote the majority of our resources to the growth of our business. We had an accumulated deficit of $227.6 million as of March 31, 2016.

To date, our activities have been financed primarily through the issuance of debentures, commercial debt, and the sale of equity securities.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). In accordance with U.S. GAAP requirements for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of December 31, 2015 and 2014 and for the fiscal years ended December 31, 2015 and 2014, the three months ended December 31, 2013 and the fiscal year ended September 30, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (‘‘SEC’’) on March 4, 2016. There have been no material changes in our significant accounting policies from those that were disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2015. In our opinion, the condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of results that may be realized for the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances at the balance sheet date. Actual results could differ from those estimates. Significant estimates are involved in our revenue recognition, depreciation, amortization and assumptions for share‑based payments.

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

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following outstanding securities were excluded from the computation of diluted net loss per share attributable to our common stockholders as their inclusion would have been anti-dilutive:

	As of March 31,
	2016	2015
	(in thousands)
Outstanding restricted stock units	969	214
Outstanding stock options	3,017	3,492
Outstanding common stock warrants	1,214	1,248
Outstanding employee stock purchase plan units	—	—
Total excluded securities	5,200	4,954

Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The provisions for ASU 2016-09 are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The provisions for ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), to simplify the current guidance in ASC Topic 740, “Income Taxes”. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The provisions for ASU 2015-17 are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We early-adopted ASU 2015-17 on a prospective basis as of December 31, 2015, which did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 clarifies the accounting for fees paid in a cloud computing arrangements, and requires customers to apply the same criteria as vendors to determine whether such an arrangement contains a software license or is solely a service contract. We were required to apply the provisions for ASU 2015-05 beginning January 1, 2016. The adoption of ASU 2015-05 did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (‘‘ASU 2014-15’’). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions for ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (‘‘ASU 2014-09’’). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued a deferral of the effective date of the guidance to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Land	$4,276	$4,276
Computer equipment	6,971	6,621
Furniture and fixtures	3,449	3,443
Leasehold improvements	2,215	2,214
Building	16,158	16,137
Capitalized software	16,865	15,706
Property and equipment, gross	49,934	48,397
Less: Accumulated depreciation and amortization	(15,964)	(14,183)
Property and equipment, net	$33,970	$34,214
Depreciation expense related to property and equipment was $0.9 million and $0.7 million, respectively, for the three months ended March 31, 2016 and 2015. Amortization expense related to capitalized software was $0.8 million and $0.1 million, respectively, for the three months ended March 31, 2016 and 2015. We capitalized software development costs of $1.1 million and $2.0 million, respectively, for the three months ended March 31, 2016 and 2015.

4. Commitments and Contingencies
We lease office space in various commercial buildings and have office equipment leases. For the office leases, we are also responsible for operating expenses and the leases escalation clauses.

In March 2015, we entered into a new lease for approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease term commenced in July 2015 and will expire in September 2027. We established a $0.4 million letter of credit as security for the lease, which is recorded on our consolidated balance sheet as of March 31, 2016 and December 31, 2015 as restricted cash.

In March 2016, we exercised an expansion option under the original lease agreement to occupy additional space within the same commercial building in Chicago, Illinois. See Note 9 for further details regarding the expansion space.

The following is a schedule of future minimum rental payments required under all of our operating lease agreements as of March 31, 2016 for the years ending December 31:

Amount
(in thousands)
2016	718
2017	847
2018	750
2019	609
2020	624
Thereafter	5,516
$9,064
On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming us and one of our current and one of our former executive officers as defendants. An amended complaint was filed on February 17, 2015. The amended complaint alleges violations of the

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Securities Exchange Act of 1934 by us and one of our current and one of our former executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding its business and operations between June 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. We believe the lawsuit is without merit and intend to defend the case vigorously. We filed a motion to dismiss on May 4, 2015, which was granted in part and denied in part on March 3, 2016. The only claim that remains is the plaintiffs’ assertion that the Company should have provided more information about the business background of its then-Chairman and Chief Executive Officer in its SEC filings. The parties have agreed to mediation and such mediation is scheduled for June 24, 2016.

In addition, we are involved from time to time in legal claims and proceedings that arise in the normal course of its business. Although the results of these legal claims and proceedings cannot be predicted with certainty, we currently do not expect that any such legal claims or proceedings will have a material adverse effect on our cash flows, financial condition or results of operations.

5. Share‑Based Compensation
During the three months ended March 31, 2016, we granted under the Long-Term Incentive Plan stock options to purchase approximately 8,000 shares of our common stock with a weighted-average exercise price and weighted-average fair value of $13.52 and $4.97, respectively. The fair value of the options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended
March 31, 2016
Expected dividend yield	—
Expected volatility	36.0%
Risk-free interest rate	1.32%
Expected term (years)	6.00

In addition, during the three months ended March 31, 2016, we granted under the Long-Term Incentive Plan restricted stock units (‘‘RSUs’’) to purchase 0.6 million shares of our common stock with a weighted-average fair value of $13.53 per share.

In September 2014, two of our co-founders retired from full-time employment and entered into consulting arrangements to provide certain transition services to us beginning in October 2014. Pursuant to the consulting arrangements, in October 2014, the former employees were collectively granted stock options to purchase approximately 33,000 shares of our common stock. Such stock options vested over a period between six and twelve months, and we recognized the expense for these non-employee options as they vested. Since they are non-employee stock awards, we began recognizing the expense based on the fair value of the awards at the end of each reporting period beginning in the three months ended December 31, 2014. Share-based compensation expense related to these non-employee options was $0.1 million for the three months ended March 31, 2015. We did not recognize any share-based compensation expense related to these non-employee stock options for the three months ended March 31, 2016.

On April 29, 2015, our Board of Directors appointed David Habiger as interim CEO effective April 30, 2015. Mr. Habiger replaced Patrick Allin, who continued with the Company as Executive Chairman through December 31, 2015. In connection with Mr. Habiger's employment with the Company as interim CEO, he entered into a letter agreement with the Company dated May 4, 2015, pursuant to which he was granted an RSU award with a fair value of $2.3 million, which vested on May 4, 2016. See Note 8 for further details on transition arrangements.

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Share-based compensation expense was $3.1 million and $2.0 million, respectively, for the three months ended March 31, 2016 and 2015. Share-based compensation expense is reflected in the following captions in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of services	$378	$187
General and administrative	2,069	1,316
Sales and marketing	402	266
Technology and development	223	202
Total	$3,072	$1,971

6. Warrants
We did not issue any warrants during the three months ended March 31, 2016. Warrants outstanding to purchase our common stock as of March 31, 2016 were as follows:

	Warrants Outstanding	Weighted- Average Exercise Price
Convertible debenture	276	$16.26
Convertible debenture	384	$13.25
Convertible debenture	48	$16.26
Mortgage renewal	20	$15.00
Convertible debenture	32	$13.25
Convertible debenture	49	$15.00
Convertible debenture	319	$15.00
Notes payable	86	$13.92
	1,214

7. Employee Benefit Plans

We sponsor a defined contribution savings plan for employees in the United States that provides certain of our eligible employees an opportunity to accumulate funds for retirement. After employees have attained one year of service, we match the contributions of participating employees on the basis specified by the plan, up to a maximum of 3% of participant compensation. We recorded total expense related to these plans in the amount of $0.2 million for the three months ended March 31, 2016 and 2015.

8. Leases
In March 2015, we entered into an agreement to lease approximately 23,000 square feet of office space in a commercial building in Chicago, Illinois. The lease term commenced in July 2015 and will expire in September 2027. We established a $0.4 million letter of credit as security for the lease, which is recorded on the consolidated balance sheet as of March 31, 2016 as restricted cash.
Under the terms of the lease, we were required to establish an escrow account in the amount of $1.9 million, which was used to fund a portion of the leasehold improvements that we placed into service. We own the leasehold improvement assets until the expiration of the lease period and, as a result, capitalized the leasehold improvement assets on the balance sheet as they were constructed. We are amortizing them using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. As of December 31, 2015, we had disbursed the entirety of the escrow account.
In March 2016, we exercised the expansion option under the original lease agreement to occupy additional space within the same commercial building in Chicago, Illinois. The expansion space is the same size as our original leased facility, and we

Textura Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

anticipate the premises to be ready for occupancy by Q3 2016. As the lease expansion commencement date has not yet occurred, there were no accounting implications as of March 31, 2016.
We recognize rent expense for the minimum lease payments on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments is classified as deferred rent. Any lease incentives such as rent abatements received are deferred and amortized over the term of the lease. Future minimum lease payments for all of our operating leases are disclosed in Note 4 to the condensed consolidated financial statements.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K filed on March 4, 2016.

We use the terms “we,” “us,” “our” and “the Company” in this Quarterly Report on Form 10-Q to refer to Textura Corporation and its subsidiaries, except where the context otherwise requires or indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act”), relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. For a more detailed discussion of these factors, see the information under the heading ‘‘Risk Factors” included in our Annual Report on Form 10-K filed on March 4, 2016. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

Overview
We are a leading provider of collaboration and productivity tools for the construction industry. Our solutions are focused on facilitating collaboration between owners/developers, general contractors and subcontractors. Our solutions increase efficiency, enable better risk management, and provide improved visibility and control of construction activities for our clients. Our collaboration solutions offer robust functionality, data sharing and exchange capabilities, and workflow tools that support several mission‑critical business processes at various stages of the construction project lifecycle:

•
Construction Payment Management (‘‘CPM’’) enables the generation, collection, review and routing of invoices and the necessary supporting documentation and legal documents, and initiation of payment of the invoices.

•	Early Payment Program (‘‘EPP’’) facilitates third-party funding that enables general contractors to provide accelerated payments to subcontractors.

•	Submittal Exchange enables the collection, review and routing of project documents.

•	Latista provides mobile-enabled, cloud-based field management solutions.

•	GradeBeam supports the process of obtaining construction bids, including identifying potential bidders, issuing invitations-to-bid and tracking bidding intent.

•	Pre-Qualification Management (‘‘PQM’’) supports contractor risk assessment and qualification.
In addition, we offer PlanSwift, a take‑off and estimating solution used in preparing construction bids.
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

Organization-driven revenue:

•
Participants using our GradeBeam and PQM solutions pay us subscription fees. These fees are dependent on a number of characteristics of the participants’ organizations, which may include size, complexity, or type or number of users. We invoice and collect these fees in advance and recognize these fees ratably over the subscription period, which generally ranges from 6 to 12 months. We also receive a combination of license fees, maintenance fees and subscription fees for our PlanSwift solution. We refer to these fees collectively as organization-driven revenue as they do not depend on the construction activity of our clients but rather the number and characteristics of the organizations using the solutions.

On April 28, 2016, the Company, OC Acquisition LLC, a Delaware limited liability company (“Parent”), Tulip Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), and Oracle Corporation, a Delaware corporation and the ultimate parent entity of Parent and Merger Subsidiary (“Oracle”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent has agreed that Merger Subsidiary will commence a cash tender offer (the “Offer”) to acquire all of the shares of the Company’s common stock (“Common Stock”) for a purchase price of $26 per share, net to the holders thereof, in cash (the “Offer Price”), without interest, subject to the terms and conditions of the Merger Agreement.
Merger Subsidiary has agreed to commence the Offer as promptly as reasonably practicable from the date of the Merger Agreement. The consummation of the Offer will be conditioned on (i) at least 66 2/3% of the shares of the Common Stock having been validly tendered into and not withdrawn from the Offer, (ii) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign antitrust laws, (iii) the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement, subject to qualifications, and (iv) other customary conditions.

The Merger Agreement provides that, as soon as practicable following the consummation of the Offer, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. In the Merger, each outstanding share of the Common Stock (other than treasury shares, shares held by Oracle, Parent or Merger Subsidiary or shares as to which dissenters’ rights have been properly exercised) will be converted into the right to receive the Offer Price (the closing of the Merger is referred to as the “Effective Time”). The consummation of the Merger is subject to certain closing conditions, and will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, without any stockholder vote being required. The consummation of the Merger is subject to certain closing conditions. In connection with the Offer and Merger, certain stockholders of the Company have entered into a Tender and Support Agreement agreeing to tender their shares of Common Stock pursuant to the Offer and to support the Offer and the Merger.

Key Business Metrics
In addition to traditional financial measures, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$19,831	$14,993
Organization‑driven revenue	4,831	4,208
Total revenue	$24,662	$19,201
Activity‑driven revenue:
Number of projects added	2,247	1,794
Client‑reported construction value added (billions)	$29.6	$24.1
Active projects during period	10,514	8,469
Organization‑driven revenue:
Number of organizations	22,779	18,662
Adjusted EBITDA	$4,354	$860
Deferred revenue balance as of the end of period	$46,254	$37,913
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
Additional metrics
EBITDA and Adjusted EBITDA. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA represents earnings (loss) before interest, taxes, depreciation, amortization, share-based compensation and other expenses. EBITDA and Adjusted EBITDA are not determined in accordance with U.S. GAAP, and are performance measures used by management in conjunction with traditional U.S. GAAP operating performance measures as part of the overall assessment of our performance including:

•	for planning purposes, including the preparation of the annual budget;

•	to evaluate the effectiveness of business strategies; and

•	as a factor when determining management's total compensation.
We believe the use of EBITDA and Adjusted EBITDA as additional operating performance metrics provides greater consistency for period-to-period comparisons of our operations. For our internal analysis, EBITDA and Adjusted EBITDA removes fluctuations caused by non-cash items such as depreciation, amortization, share-based compensation and other expenses. These excluded amounts in any given period may not directly correlate to the underlying performance of the business or may fluctuate significantly from period to period due to acquisitions, fully amortized tangible or intangible assets, or the timing and pricing of new share-based awards. We also believe EBITDA and Adjusted EBITDA are useful to investors and securities analysts in evaluating our operating performance as it provides them an additional tool to compare business performance across companies and periods.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(1,535)	$(3,067)
Total other income, net	(19)	(4)
Income tax provision	135	84
Depreciation and amortization	2,566	1,876
EBITDA	1,147	(1,111)
Share‑based compensation	3,072	1,971
Other expenses*	135	—
Adjusted EBITDA	4,354	860
*In the three months ended March 31, 2016, other expenses represented certain costs related to the previously disclosed CEO transition and other legal costs.

Results of Operations
Three Months Ended March 31, 2016 and 2015
The following tables set forth our results of operations for the periods presented, as well as the respective year-over-year variances. The tables also present the results of operations as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues	$24,662	$19,201
Operating expenses:
Cost of services (exclusive of depreciation and amortization shown separately below)	4,522	3,578
General and administrative	8,152	6,832
Sales and marketing	5,326	5,193
Technology and development	5,515	4,709
Depreciation and amortization	2,566	1,876
Total operating expenses	26,081	22,188
Loss from operations	(1,419)	(2,987)
Total other income, net	19	4
Loss before income tax provision	(1,400)	(2,983)
Income tax provision	135	84
Net loss	(1,535)	(3,067)

	Three Months Ended March 31,
	2016	2015
Revenues	100%	100%
Operating expenses:
Cost of services	18%	19%
General and administrative	33%	36%
Sales and marketing	22%	27%
Technology and development	22%	25%
Depreciation and amortization	11%	10%

Total operating expenses	106%	116%
Loss from operations	(6)%	(16)%
Total other income, net	—%	—%
Loss before taxes	(6)%	(16)%
Income tax provision	—%	—%
Net loss	(6)%	(16)%

Operating Metrics

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands, except where otherwise indicated)
Activity‑driven revenue	$19,831	$14,993	$4,838	32%
Organization‑driven revenue	4,831	4,208	623	15%
Total revenue	$24,662	$19,201	$5,461	28%
Activity‑driven revenue:
Number of projects added	2,247	1,794	453	25%
Client‑reported construction value added (billions)	$29.6	$24.1	$5.5	23%
Active projects during period	10,514	8,469	2,045	24%
Organization‑driven revenue:
Number of organizations	22,779	18,662	4,117	22%
Adjusted EBITDA	$4,354	$860	$3,494	406%
Deferred revenue balance as of the end of period	$46,254	$37,913	$8,341	22%
Activity‑driven revenue: Activity‑driven revenue increased $4.8 million, or 32%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily attributable to higher revenue from usage fees paid by subcontractors using CPM, an increase in CPM subscription fees and, to a lesser extent, an increase in Submittal Exchange project fees.
Higher client-reported construction value and a larger number of projects added to our systems compared to the prior-year period also contributed to the increase in CPM subscription fees. In addition, for the majority of our existing CPM general contractor clients, we have established subscription arrangements that combine monthly fees and project fees into one subscription fee, which is typically invoiced and collected in advance on a six-month basis and dependent on the number and value of projects added to our CPM system during the subscription period. As a result of converting existing CPM general contractor clients to these subscription arrangements, incremental revenue recognized during the three months ended March 31, 2015 was approximately $0.4 million. We did not convert any existing CPM general contractor clients during the three months ended March 31, 2016.
Additional factors that contributed to the increases in the number of projects and client-reported construction value added during the period and the number of active projects on our system included CPM general contractor implementations and general growth in the construction industry. However, these metrics do not directly correlate to the percentage increase in revenue because they do not capture the impact of pricing changes (discussed above) or the impact of changes in the mix of project sizes. In addition, the period during which projects and construction value are added does not always directly correlate to the timing of revenue recognition, which is generally over a longer subscription period or over the estimated term of the project or contract.
Organization‑driven revenue: Organization-driven revenue increased $0.6 million, or 15%, in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily driven by growth in license and service sales of our PlanSwift solution and, to a lesser extent, growth in subscription sales of our PQM solution.
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

Deferred revenue as of March 31, 2016 that we do not reasonably expect to be recognized as revenue within the next twelve months was $3.4 million, and deferred revenue as of December 31, 2015 that we did not reasonably expect to be recognized as revenue within the year ending December 31, 2016 was $3.7 million.
To provide greater consistency for period-to-period comparisons of our operations, management uses a derivation of deferred revenue as an additional operating performance metric and indicator of near-term revenue growth. Historically, we have calculated billings as change in deferred revenue plus revenue recognized in the period. Recently, our Latista solution has had success in selling multi-year contractual deals, and the backlog associated with these long-term contracts totaled $4.0 million as of December 31, 2015. We believe that billings, defined as change in deferred revenue plus revenue recognized in the period, plus contractual backlog provides a more consistent period-to-period comparison of near-term revenue growth by adjusting for long-term contracts. As of March 31, 2016 and December 31, 2015, respectively, the dollar amount of contractual backlog orders believed to be firm, together with the portion of deferred revenue that we do not reasonably expect to be recognized as revenue within the next twelve months, totaled $6.8 million and $7.7 million.
Cost of services

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in thousands)
Cost of services	$4,522	$3,578	$944	26%
Gross margin	82%	81%
Headcount	145	117	28	24%

Cost of services expenses increased due to the following:

Category	Impact (in thousands)	Key Drivers
Personnel-related costs	$974
$0.6 million increase in salary and benefit costs driven by an increase in headcount associated with our client services groups to support our expanding customer base. $0.2 million increase in share-based compensation and $0.2 million increase in bonus expense incurred to support the increase in headcount and growth of the business.

General cost of services	282	$0.2 million increase in third-party hosting costs to support growth of the business. $0.1 million increase in bank service fees for the costs to process credit card payments from customers.
Sales tax	(264)	Decrease in sales tax expense due to the pass-through of sales taxes to our customers beginning in April 2015.
Various other items	(48)	Decrease primarily driven by a $0.1 million foreign exchange re-measurement gain, partially offset by various other insignificant items.

Our gross margin was 82% and 81%, respectively, for the three months ended March 31, 2016 and 2015. The increase in gross margin was primarily driven by the increased scale of our operations, efficiencies in hosting and other general cost of services and a decrease in sales taxes.

We anticipate that our cost of services expenses will increase for the remainder of the fiscal year ending December 31, 2016 as a result of increased personnel-related costs to support our forecasted revenue growth. The increased personnel-related costs, in addition to other costs associated with revenue generation, may fluctuate as staffing will be contingent upon demand for our solutions. Although our costs will grow with revenue, we expect that our annual growth rate in cost of services expenses will be lower than our annual revenue growth rate for the remainder of the fiscal year ending December 31, 2016.

General and administrative

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in thousands)
General and administrative	$8,152	$6,832	$1,320	19%
Percent of revenue	33%	36%

Headcount	75	69	6	9%

General and administrative expenses increased due to the following:

Category	Impact (in thousands)	Key Drivers
Personnel-related costs	$930
$0.7 million increase in share-based compensation, primarily driven by CEO transition costs. $0.1 million increase in salary and benefit costs and $0.1 million increase in bonus expense to support additional headcount and growth of the business.

Rent expense & facilities-related costs	200	Increase in rent expense primarily related to the new Chicago office lease.
Recruiting expense	104	Primarily due to executive search costs related to the CEO transition.
Professional services	92	$0.2 increase in consulting services and a $0.1 million increase in director's fees, partially offset by $0.1 million decreases in both audit and legal services.
Various other items	(6)	Decrease due to various other insignificant items.

General and administrative expenses decreased as a percentage of revenue to 33% for the three months ended March 31, 2016, compared to 36% for the three months ended March 31, 2015. The decrease was primarily driven by the increased scale of our operations.

In connection with the Company entering into the Merger Agreement and consummating the transactions contemplated thereby, the Company expects to incur substantial legal and other professional services expenses. In addition, we anticipate our general and administrative expenses will increase for the remainder of the fiscal year ending December 31, 2016 due to expansion of our facilities and related costs of increased headcount to support growth of the organization.

Sales and marketing

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in thousands)
Sales and marketing	$5,326	$5,193	$133	3%
Percent of revenue	22%	27%
Headcount	143	142	1	1%

Sales and marketing expenses increased due to the following:

Category	Impact (in thousands)	Key Drivers
Personnel-related costs	$259	Salary and benefit costs, bonus expense and share-based compensation each increased by $0.1 million to support growth of the business.
Various other items	(126)
Decrease primarily driven by a $0.2 million decrease in travel expenses and a $0.1 million decrease in professional services expense, partially offset by a $0.2 million increase in corporate marketing initiatives.

Sales and marketing expenses decreased as a percentage of revenue to 22% for the three months ended March 31, 2016, compared to 27% for the three months ended March 31, 2015. The decrease was primarily driven by our revenue growth exceeding sales and marketing headcount growth.

We anticipate growth in our sales and marketing expenses for the remainder of the fiscal year ending December 31, 2016 as we plan to invest in increased headcount to identify new opportunities within the commercial construction market and drive future revenue growth. Other sales and marketing related costs directly relate to our ability to capitalize on new opportunities and may fluctuate accordingly. We expect sales and marketing expenses to decrease as a percentage of revenue for the remainder of the fiscal year ending December 31, 2016.

Technology and development

Three Months Ended March 31,

	2016	2015	Change	% Change
	(dollars in thousands)
Technology and development	$5,515	$4,709	$806	17%
Percent of revenue	22%	25%
Headcount	215	209	6	3%

Technology and development expenses increased due to the following:

Category	Impact (in thousands)	Key Drivers
Personnel-related	$843
$0.8 million increase in salary and benefit costs and $0.1 million increase in bonus expense to support growth of the business and additional headcount. Capitalized software development costs decreased by $0.8 million as we prioritized certain resources to key maintenance projects during the quarter. The decrease in capitalized software development costs contributed to the increase in total personnel costs.

Various other items	(37)	Decrease due to various insignificant items, partially offset by a $0.1 million increase in hardware and software purchases to support growth of the business.

Technology and development expenses decreased as a percentage of revenue to 22% for the three months ended March 31, 2016, compared to 25% for the three months ended March 31, 2015. The decrease was primarily due to our revenue growth exceeding technology and development headcount growth.

We anticipate that our technology and development expenses will increase for the remainder of the fiscal year ending December 31, 2016 as we continue to research and develop new technologies and evaluate new opportunities within the commercial construction market. We expect technology and development expenses as a percentage of revenue to decline for the remainder of the fiscal year ending December 31, 2016 as we sustain leverage within our business model.

Depreciation and amortization

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in thousands)
Depreciation and amortization	$2,566	$1,876	$690	37%
Percent of revenue	11%	10%

Depreciation and amortization expenses increased due to the following:

Category	Impact (in thousands)	Key Drivers
Depreciation & amortization of fixed assets	$960
Increased capital expenditures to furnish the new Chicago office and support general growth of the business. Increase also driven by capitalized costs to develop and enhance internal software and solutions.

Amortization of intangible assets	(270)
Certain acquired intangible assets for GradeBeam and Submittal Exchange became fully amortized during the quarter ended December 31, 2015, as we acquired these solutions during the quarter ended December 31, 2011. Consequently, intangible asset amortization expense totals during the quarter ended March 31, 2016 declined compared to the quarter ended March 31, 2015.

Depreciation and amortization expenses increased slightly as a percentage of revenue to 11% for the three months ended March 31, 2016, compared to 10% for the three months ended March 31, 2015 due to the drivers listed above.

We anticipate that our depreciation and amortization expenses for the remainder of the fiscal year ending December 31, 2016 will increase due to the first full year new technologies are offered to the market and the facility expansion to accommodate our growing business. As a percentage of revenue, we expect our depreciation and amortization expenses to remain relatively consistent for the remainder of the fiscal year ending December 31, 2016.

Other income, net

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in thousands)
Other income, net	$19	$4	$15	375%
Percent of revenue	—%	—%

Other income, net represented an immaterial component of our consolidated statements of operation for the three months ended March 31, 2016 and 2015.

Income tax provision

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in thousands)
Income tax provision	$135	$84	$51	61%
Percent of revenue	—%	—%

Our income tax provision has not changed materially in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The income tax expense primarily reflects the amortization of goodwill for tax purposes that is not offset by our valuation allowance.

Additional metrics

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$4,354	$860	$3,494	406%
Adjusted EBITDA increased by $3.5 million in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in Adjusted EBITDA was primarily driven by revenue growth, partially offset by higher personnel-related costs to support increased headcount and a general increase in expenses to support growth of the business.

	March 31, 2016	December 31, 2015	Change	% Change
	($ in thousands)
Deferred revenue	$46,254	$43,813	$2,441	6%
Deferred revenue increased $2.4 million, or 6%, from December 31, 2015 to March 31, 2016. The increase in deferred revenue was primarily due to increased sales for our CPM solution. Our Submittal Exchange and Latista solutions also contributed to the increase in deferred revenue, but to a lesser extent than CPM.

Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, including $139.3 million in net proceeds received in connection with our initial public offering (the ‘‘IPO’’) in June 2013 and follow-on offering in September 2013, private placements of subordinated convertible debentures, notes payable, leases payable and cash provided by operating activities. Our primary source of liquidity as of March 31, 2016 consisted of $82.3 million of cash and cash equivalents.
Our principal uses of liquidity have been to fund our operations, working capital requirements, capital expenditures and acquisitions. We expect that working capital requirements and capital expenditures will continue to be our principal needs for liquidity over the near term.

For the remaining three quarters of the year ending December 31, 2016, we have planned capital expenditures of approximately $10.0 million and no expected debt service obligations. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for the next twelve months, including these capital expenditures.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$5,009	$3,192
Net cash used in investing activities	(1,567)	(3,289)
Net cash provided by financing activities	161	950
Effect of changes in foreign exchange rates on cash and cash equivalents	6	(121)
Net increase in cash and cash equivalents	$3,609	$732
Net Cash Provided by Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to drive and support anticipated future revenue growth. We generated positive cash flow from operating activities for the first time during the year ended December 31, 2014, and have substantially increased our operating cash flow in subsequent periods. Cash flow generated from operating activities during the three months ended March 31, 2016 increased $1.8 million compared to the three months ended March 31, 2015. This was mainly attributable to the leverage we have experienced in our business model, with revenue growing at a higher rate than our operating expenses. We expect to continue to be cash flow positive from operations for the remainder of the fiscal year ending December 31, 2016, though cash flow may fluctuate quarter to quarter. Our cash flows from operating activities are affected within a fiscal year by the timing of our client invoicing cycles and subsequent payment receipts, as well as timing of certain expense payments.

Three Months Ended March 31, 2016

During the three months ended March 31, 2016, net cash provided by operating activities was $5.0 million, which was primarily due to the following:

Factor	Impact (in thousands)	Key Drivers
Net loss	$(1,535)	Cash provided by operating activities was partially offset by our net loss.
Share-based compensation	3,072	Add-back of non-cash share-based compensation expense.
Depreciation and amortization	2,566	Add-back of non-cash depreciation and amortization expense.
Deferred revenue	2,438	Increase in deferred revenue driven by growth in customers invoiced during the period.
Accrued expenses and other	(1,506)	Decrease in accrued expenses primarily related to bonus expense previously accrued for the fiscal year ended December 31, 2015.
Accounts receivable	592	Decrease in accounts receivable primarily due to an improvement in days sales outstanding from 24 days during the quarter ended December 31, 2015 to 21 days during the quarter ended March 31, 2016.

Three Months Ended March 31, 2015

During the three months ended March 31, 2015, net cash provided by operating activities was $3.2 million, which was primarily due to the following:

Factor	Impact (in thousands)	Key Drivers
Net loss	$(3,067)	Cash provided by operating activities was partially offset by our net loss.
Deferred revenue	2,334	Increase in deferred revenue driven by growth in customers invoiced during the period.
Share-based compensation	1,971	Add-back of non-cash share-based compensation expense.

Depreciation and amortization	1,876	Add-back of non-cash depreciation and amortization expense.
Accounts receivable	659	Decrease in accounts receivable primarily due to an improvement in days sales outstanding from 42 days during the quarter ended December 31, 2014 to 36 days during the quarter ended March 31, 2015.
Accrued expenses and other	(559)	Decrease in accrued expenses primarily related to bonus expense previously accrued for the fiscal year ended December 31, 2014.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of cash used for acquisitions, capitalized software development costs and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect to continue our investment in these areas.

Three Months Ended March 31, 2016

During the three months ended March 31, 2016, net cash used in investing activities was $1.6 million, which was due to the following:

Factor	Impact (in thousands)	Key Drivers
Purchases of property and equipment, including software development	$(1,567)
Cash outflows for purchases of property and equipment to support growth of the business, including the capitalization of costs to develop and improve our software applications and general equipment purchases.

Three Months Ended March 31, 2015

During the three months ended March 31, 2015, net cash used in investing activities was $3.3 million, which was due to the following:

Factor	Impact (in thousands)	Key Drivers
Purchases of property and equipment, including software development	$(2,889)
Cash outflows for purchases of property and equipment to support growth of the business, including the capitalization of costs to develop and improve our software applications and general equipment purchases.

Increase in restricted cash	(400)	Cash outflows related to the collateral reserves that secure our Chicago office lease.

Net Cash Provided by Financing Activities

Three Months Ended March 31, 2016

During the three months ended March 31, 2016, net cash provided by activities was $0.2 million, which was due to the following:

Factor	Impact (in thousands)	Key Drivers
Proceeds from exercise of options	$136	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Net issuance of common stock	25
Cash proceeds received from the issuance of common stock in connection with the Textura Corporation Employee Stock Purchase Plan (‘‘ESPP’’), partially offset by cash outflows to satisfy tax withholding obligations related to the payment of RSUs.

Three Months Ended March 31, 2015

During the three months ended March 31, 2015, net cash provided by financing activities was $1.0 million, which was due to the following:

Factor	Impact (in thousands)	Key Drivers
Proceeds from exercise of options	$1,120	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Payments on capital leases	(226)	Cash outflows related to the required payments under our capital lease obligations. We purchased the assets under our capital lease arrangements in June 2015.
Net issuance of common stock	56	Cash proceeds received from the issuance of common stock in connection with our ESPP.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting polices and estimates since December 31, 2015. For a discussion of our critical accounting polices and estimates as of December 31, 2015, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K filed on March 4, 2016.

Contractual Obligations
Operating leases represented our only contractual obligations as of March 31, 2016. Lease obligations include office leases in Chicago, Illinois, West Des Moines, Iowa, Phoenix, Arizona, Bountiful, Utah, Reston, Virginia, Moscow, Russia and Obninsk, Russia, as well as other office furniture and equipment leases. The following table describes our contractual obligations as of March 31, 2016 (in thousands):

	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Lease obligations	9,064	943	1,532	1,234	5,355

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2015. For a discussion of our market risk as of December 31, 2015, see “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed on March 4, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

On October 7, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of Illinois, naming us and one of our current and one of our former executive officers as defendants. An amended complaint was filed on February 17, 2015. The amended complaint alleges violations of the Securities Exchange Act of 1934 by us and us and one of our current and one of our former executive officers for making allegedly materially false and misleading statements and by failing to disclose allegedly material facts regarding its business and operations between June 7, 2013 and September 29, 2014. The plaintiffs seek unspecified monetary damages and other relief. We believe the lawsuit is without merit and intend to defend the case vigorously. We filed a motion to dismiss on May 4, 2015, which was granted in part and denied in part on March 3, 2016. The only claim that remains is the plaintiffs’ assertion that the Company should have provided more information about the business background of its then-Chairman and Chief Executive Officer in its SEC filings. The parties have agreed to mediation and such mediation is scheduled for June 24, 2016.

We are involved from time to time in legal claims and proceedings that arise in the normal course of our business. Although the results of these legal claims and proceedings cannot be predicted with certainty, we currently do not expect that any such legal claims or proceedings will have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    May 6, 2016

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